Form 10QSB
period 2005-09-30
Shepard Inc.
filed 2005-11-15
CIK 1325279

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended September 30, 2005.

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-124632
                                           ----------



                                  SHEPARD INC.
 ------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                      Applied For
------------------------------                ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


470 Granville Street. Suite 318
Vancouver, British Columbia, Canada                       V6C 1V5
---------------------------------------       ----------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area  code:       604-719-8129
                                                      --------------

                                      None
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,570,000 Shares of $0.001 par value Common Stock outstanding as of November 15, 2005.

                                  SHEPARD INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                  SHEPARD INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER 30        DECEMBER 31
                                                                                     2005               2004
----------------------------------------------------------------------------- ------------------- ------------------

ASSETS

Current
     Cash and cash equivalents                                                $          26,674   $      34,939
===================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                 $           2,131   $       4,633
                                                                              -------------------------------------


SHAREHOLDERS' EQUITY

Share Capital
     Authorized:
        75,000,000 common shares with a par value of $0.001

     Issued:
          5,570,000 common shares                                                         5,570           5,570

     Additional paid-in capital                                                          29,430          29,430

Deficit Accumulated During The Exploration Stage                                        (10,457)         (4,694)
                                                                              --------------------------------------
                                                                                         24,543          30,306
                                                                              --------------------------------------

                                                                              $          26,674   $      34,939
====================================================================================================================










                             See accompanying notes

                                  SHEPARD INC.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                                                                      Cumulative
                                   For the Three Months             For the Nine Months             from Inception,
                                    Ended September 30,             Ended September 30,              March 9, 2004
                                    2005           2004             2005             2004        to September 30, 2005
                              ------------------------------------------------------------------
Expenses:
   Exploration expenses         $       -      $    2,053           $     -      $      2,053        $     2,053
   Office and sundry                  858              30                 940              43              1,365
   Professional fees                   38               -               4,203              -               6,419
   Regulatory fees                      -               -                 620              -                 620
                              --------------   -------------       -------------  -----------         -----------
                                      896           2,083               5,763           2,096             10,457
                              --------------   -------------       -------------  ------------        -----------
Loss for the Period                  (896)         (2,083)             (5,763)         (2,096)           (10,457)
                              -------------    -------------       -------------  -----------         -----------

Loss per Share                  $   (0.00)     $    (0.00)         $    (0.00)   $      (0.00)
                              =============    =============       =============  ===========

Weighted average
outstanding                     5,570,000       3,659,130           5,570,000       1,819,634
shares                        =============    =============       ============   ===========





                             See accompanying notes

                                  SHEPARD INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------
                                                                                                        PERIOD FROM
                                                                                                         INCEPTION
                                                                                                          MARCH 9
                                                                         NINE MONTHS ENDED                2004 TO
                                                                           SEPTEMBER 30                SEPTEMBER 30
                                                                      2005               2004              2005
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Loss for the period                                        $         (5,763)  $        (2,096)  $      (10,457)

     Changes in non-cash working capital items
         Accounts payable and accrued liabilities                         (2,502)             2,053           2,131
                                                                -------------------------------------------------------
                                                                          (8,265)              (43)          (8,326)
                                                                -------------------------------------------------------

Cash Flows From Financing Activity
     Issue of share capital                                                    -             35,000          35,000
                                                                -------------------------------------------------------

Increase (Decrease) In Cash And Cash Equivalents During The
  Period                                                                  (8,265)            34,957          27,264

Cash And Cash Equivalents, Beginning Of Period
                                                                          34,939                  -               -
                                                                -------------------------------------------------------

Cash And Cash Equivalents, End Of Period                        $         26,674   $        34,957   $        26,674
=======================================================================================================================

Supplementary Disclosure Of Cash Flow Information
     Cash paid for:
         Interest                                               $        -         $         -       $           -
         Income taxes                                           $        -         $         -       $           -
=======================================================================================================================






                             See accompanying notes

                                  SHEPARD, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)


1.   NATURE AND CONTINUANCE OF OPERATIONS

     Organization

     The Company was incorporated in the State of Nevada, U.S.A., on March 9, 2004.

     Exploration Stage Activities

     The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company commenced its exploration stage activities by acquiring an exploration prospect in the mining sector.

     Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

     As shown in the accompanying financial statements, the Company has incurred a net loss of $10,457 for the period from inception, March 9, 2004, to September 30, 2005 and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property interests. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Basis of Presentation

         The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended December 31, 2004.

                                  SHEPARD, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     b)  Use of Estimates and Assumptions

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c)  Cash and Cash Equivalents

         Cash and cash equivalents consist of all cash balances and all highly liquid investments purchased with a maturity of three months or less.

     d)  Exploration Activities

         The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

     e)  Foreign Currency Translation

         The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

         i)    monetary items at the rate prevailing at the balance sheet date;
         ii)   non-monetary items at the historical exchange rate;
         iii) revenue and expense at the average rate in effect during the applicable accounting period.

         Gains or losses on foreign currency transactions are included in the statement of operations.

                                  SHEPARD, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f)  Fair Value of Financial Instruments

         The carrying value of cash and cash equivalents, and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     g)  Income Taxes

         Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for taxable temporary differences, and operating loss, tax credit carryforwards and deferred tax liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

     h)  Basic and Diluted Net Loss Per Share

         The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has no potentially issuable common stock at September 30, 2005.

                                  SHEPARD, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     i)  Stock Based Compensation

         The Company accounts for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" (APB No.
         25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation" (SFAS No. 123). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option vesting period.

     j)  Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     k)  New Accounting Standards

         Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.


3.   MINERAL PROSPECT

     Pursuant to an agreement (the "Agreement") dated June 9, 2004, the Company has acquired a 100% interest, subject to a 2.5% production royalty, in a mineral prospect located in the Northwest Territories, Canada, for cash consideration of $2,053. Since the Company has not established the commercial feasibility of the mineral claims, the acquisition costs have been expensed.


4.   COMMON STOCK

     At September 30, 2005, there were no outstanding stock options or warrants.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

Our plan of operation for the next twelve months is to complete the recommended phase one and two exploration programs on the CB-1 claim consisting of a geological study of the claim, geophysical test surveys and geological mapping. We anticipate that these exploration programs will cost approximately $5,000 and $20,000 respectively. The anticipated budget for the phase one program is as follows:

         Geological Study by Geologist             $ 3,500
         Report writing/consulting                 $ 1,500

         Total                                     $ 5,000

The anticipated budget for the phase two program is as follows:

         Geophysical survey                        $16,000
         Follow-up Mapping                         $ 1,500
         Report writing/consulting                 $ 1,500
         Operating Supplies                        $ 1,000

         Total                                     $20,000

To date, we have not commenced exploration on the CB-1 claims.

The program should take approximately up to a one month to complete. We will then undertake the phase two work program. This program will take approximately two months to complete.

Although we do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program, Mr. William Timmins, the author of the geology report on the CB-1 claim has indicated that he is willing to oversee the exploration programs on the property.

As well, we anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations. We anticipate that these expenses will include the following:

Transfer Agent fees                                         $1,000
Accounting and auditing fees and expenses                   $5,000
Legal fees and expenses                                     $5,000
Edgar filing fees                                           $1,500
General office costs                                        $2,500

Total expenditures over the next 12 months are therefore expected to be $40,000.

While we have enough funds to complete the phase I exploration program on the CB-1 claim, we will require additional funding in order to cover anticipated administrative expenses and phase II exploration program costs. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Results Of Operations From Inception Through September 30, 2005

We have not earned any revenues from our incorporation on March 9, 2004 to September 30, 2005. We do not anticipate earning revenues unless we enter into commercial production on the CB-1 claim, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the CB-1 claim, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $10,457 for the period from our inception on March 9, 2004 to September 30, 2005. These operating expenses were comprised of professional fees of $6,419, exploration expenses of $2,053, office and sundry expenses of $1,365, and regulatory fees of $620.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. This evaluation was conducted by Michael Eyre, our chief executive officer and Glen Macdonald, our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Michael Eyre, our chief executive officer and Glen Macdonald, our principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2005


Shepard Inc.


/s/ Michael Eyre
------------------------------
Michael Eyre, President