Form 10KSB
period 2005-12-31
Shepard Inc.
filed 2006-03-30
CIK 1325279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-121542


                                  SHEPARD INC.
                 (Name of small business issuer in its charter)



             Nevada    				     Applied For
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                        470 Granville Street, Suite 318
                        Vancouver. B.C., Canada V6C 1V5
                    (Address of principal executive offices)

                                 (604) 719-8129
                           Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

	Title of each class           Name of each exchange on which
	to be so registered           each class is to be registered

              None	                           None

Securities to be registered pursuant to Section 12(g) of the Act:

                        	 Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

              Yes    X                               	No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

              Yes    X	                                No _____

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes ___   No      X


State issuer's revenues for its most recent fiscal year:    Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$257,000 as at March 29, 2006 based on the last sale's price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            5,570,000 shares of common stock as at March 29, 2006

                               TABLE OF CONTENTS

                                                                           PAGE

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4

ITEM 2:  DESCRIPTION OF PROPERTY.............................................10

ITEM 3:  LEGAL PROCEEDINGS...................................................10

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............10

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........11

ITEM 7:  FINANCIAL STATEMENTS................................................12

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES.......................................................22

ITEM 8A:  CONTROLS AND PROCEDURES............................................22

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........22

ITEM 10:  EXECUTIVE COMPENSATION.............................................24

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....24

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................25

ITEM 13:  EXHIBITS AND REPORTS...............................................25

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................25

PART I


ITEM 1:  DESCRIPTION OF BUSINESS

IN GENERAL

We are exploration stage company. We are engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover. We own a 100% beneficial interest in one mineral claim known as the CB-1 claim. There is no assurance that a commercially viable mineral deposit exists on the CB-1 claim. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the CB-1 claim. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results. One of our directors, Glen Macdonald, is a professional geologist and will be able to assess the recommendations of our independent geologist. While our president, Michael Eyre, does not have any professional training or technical credentials in mineral exploration, he is familiar with the industry as an investor.

Our plan of operation is to conduct exploration work on the CB-1 claim in order to ascertain whether it possesses economic quantities of gold. There can be no assurance that an economic mineral deposit exists on the CB-1 claim until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on the CB-1 claims and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

CONFLICT OF INTEREST

One of our directors, Glen Macdonald, is involved in non-company business ventures that involve mineral properties and exploration. As well, he is a director or officer of eight other mineral exploration companies.

Presently, our business plan is focused entirely on the CB-1 mineral property, so there is no expectation of any conflict between our business interests and those of Mr. Macdonald. However, possible conflicts may arise in the future if we seek to acquire interests in additional mineral properties. For example, we may seek an interest in a property that is owned by Mr. Macdonald. As well, we may seek an interest in a property that is owned by a company in which Mr. Macdonald has an interest or of which he is a director. We do not have any plans in this regard.

Our bylaws provide that each officer who holds another office or possesses property whereby, whether directly or indirectly, duties or interests might be created in conflict with his duties or interests as our officer shall, in writing, disclose to the president the fact and the nature, character and extent of the conflict and abstain from voting with respect to any resolution in which the officer has a personal interest. For example, if we propose to enter into a transaction in which Mr. Macdonald has a direct interest, he must disclose this interest to our other director, Mr. Eyre, at the board meeting to consider the transaction. Mr. Macdonald must then abstain from voting on the resolution to approve the transaction. Accordingly, in order for us to approve the transaction, Mr. Eyre would have to approve it. In making this decision, Mr. Eyre is required to act in the best interests of shareholders.

CB-1 CLAIM PURCHASE AGREEMENT

On June 9, 2004, we entered into a mineral purchase and sale agreement with WGT Consultants (NWT) Ltd. of Vancouver, British Columbia, whereby they sold to us a 100% undivided right title and interest in one mineral claim, subject to a 2.5% production royalty, located in the South Mining District of the Northwest Territories, Canada. We acquired this interest in the CB-1 claim by paying WGT Consultants (NWT) Ltd. $2,500. WGT Consultants (NWT) Ltd. is an arm's length private company owned by Peter Hill.

DESCRIPTION, LOCATION AND ACCESS

The CB-1 claim is located eight kilometres northeast of the town of Yellowknife in the South Mining District of the Northwest Territories. The CB-1 claim is accessible by taking Highway No.4, which crosses the northern boundary of the claim. The area has been permitted for mining in the past and grid power lines pass by the claim. The claim may be accessed by vehicle. The claim is centered approximately at 62.533oN and 114.195oW.

Topography on the CB-1 claim is rugged and surrounded by muskeg swamps and small lakes. A mix of jack pine, black spruce, tamarack and birch trees are on the property as well as alder trees and willow bushes which are found in the swamp
areas.   The property ranges from 195 meters above sea level at Hay Lake on the south side of the claim to 245 meters on the claim itself.

Climate in the region of the CB-1 claim is warm during the summer and cold in the winter. Snow begins accumulating in October and lasts until April.

TITLE TO THE CB-1 CLAIM

The CB-1 claim consists of one mineral claim comprising 205 acres. A "mineral claim" refers to a specific section of land over which a title holder owns rights to exploration to ground. Such rights may be transferred or held in trust.

Claim details are as follows:

Claim Name     Claim Number    	Date of Staking           Expiry Date

 CB-1          510012        	November 10, 2004     	  April 1, 2007

In order to extend the expiry date relating to each claim by one year, we must spend approximately $1,800 on the exploration of each claim by April 1, 2007. Thereafter, we must spend the same amount per year in order to extend the expiry date by a year.

MINERALIZATION

The CB-1 claim consists of a number of quartz veins cutting turbidites, deep marine rock layers formed as a result of sediment transport by water currents, mainly within 1.5 kilometers east of a regional fault. The main vein can be traced for approximately 700 meters and is truncated at its east end by a fault. Roughly 160 meters south is of its west end is the sub-parallel, 240 meter long vein. A further 160 meters south is a third vein that is 160 meters in length. A vein is a regularly shaped and lengthy occurrence of mineralization

The mineralogy of the veins is similar, consisting of light to dark grey quartz. Quartz is a common rock-forming mineral consisting of silicon and oxygen, which is often associated with gold deposits. Concentrations of sulphides are present in the rock, as well as occurrences of copper and gold. Sulphide minerals are, by definition, a compound of sulphur and another element, such as iron. They are often found in proximity to mineral deposits.

EXPLORATION HISTORY

Between 1936 and 1942, Teck-Cominco conducted exploration on the CB-1 claim including trenching, geological mapping and diamond drilling. Treminco conducted further exploration including mapping, trenching, sampling and drilling between 1984 and 1986. Mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. Trenching involves removing surface soil using a backhoe or bulldozer. Samples are then taken from the bedrock below and analysed for mineral content. Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content.

In May 2005, the vendor of the CB-1 claim, WGT Consultants (NWT) Ltd., retained Mr. William G. Timmins, a professional geologist, to complete an evaluation of the claim and to sample vein mineralization in old trenches on three different veins.

GEOLOGICAL ASSESSMENT REPORT: CB-1 PROPERTY

We retained Mr. William G. Timmins, a professional geologist, to complete an evaluation of the CB-1 claim and to prepare a geology report on the claim. Based on his review, Mr. Timmins concludes that the CB-1 claim warrants further exploration, given gold values recovered from grab samples taken from the property. Grab samples are pieces of rock or soil that a geologist gathers for mineral testing because they appear to contain valuable mineralization.

Mr. Timmins recommends an initial exploration program consisting of two phases:

Phase I, which we completed in March of 2006, consisted of a geological study of the claim, which included a review of previous exploration data relating to the CB-1 claim.

Phase II will consist of geophysical test surveys and geological mapping based on the results of the phase I review. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. Geophysical surveys are applied in situations where there is insufficient information obtainable from the property surface to allow informed opinions concerning the merit of properties. Phase II will take approximately two months to complete and would cost approximately $20,000.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

      -      Water discharge will have to meet water standards;

      -      Dust generation will have to be minimal or otherwise re-mediated;

      - Dumping of material on the surface will have to be re-contoured and re-vegetated;

      - An assessment of all material to be left on the surface will need to be environmentally benign;

      - Ground water will have to be monitored for any potential contaminants;

      - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
      - There will have to be an impact report of the work on the local fauna and flora.

EMPLOYEES

We have no employees as of the date of this annual report other than our two directors.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUT BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the CB-1 claim, and therefore we will need to obtain additional financing in order to complete our business plan. As of December 31, 2005, we had cash in the amount of $18,669. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the CB-1 claim. We will need additional funds to complete the $20,000 phase two exploration program. We will also require additional financing if the costs of the exploration of the CB-1 claim are greater than anticipated. Even after completing all proposed exploration, we will not know if we have a commercially viable mineral deposit.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be advances from related parties and joint venture or sale of a partial interest in the CB-1 claim to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have not yet commenced exploration on the CB-1 claim. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on March 9, 2004 and to date have been involved primarily in organizational activities and the acquisition of the CB-1 claim. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the CB-1 Property and the production of minerals from the claim, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claim containing economic mineralization or reserves of gold is extremely remote. Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the CB-1 claim does not contain any reserves and funds that we spend on exploration will be lost.

As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE CB-1 CLAIM, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The CB-1 claim does not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold of commercial tonnage and grade, we will require additional funds in order to place the CB-1 claim into commercial production. We may not be able to obtain such financing.

BECAUSE OUR DIRECTORS OWN 53.86% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors own approximately 53.86% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR PRESIDENT HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Michael Eyre, only spends approximately 20% of his business time providing his services to us. While Mr. Eyre presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Eyre from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

None of our directors has any technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS HIS OR HER ABILITY TO SELL THE STOCK.

Our shares constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We own a 100% interest in the mineral exploration rights to the one mineral claim comprising the CB-1 property. We do not own or lease any property other than the CB-1 property.

Our president, Michael Eyre, provides office space at 747 17th Street, Suite 301, West Vancouver, British Columbia to us free of charge.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol SHPN. However, no trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this annual report.

We have 34 shareholders of record as at the date of this annual report.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the recommended phase two exploration programs on the CB-1 claim consisting of geophysical test surveys and geological mapping. We anticipate that this exploration program will cost approximately $20,000. The anticipated budget for the phase two program is as follows:

      Geophysical survey                           $16,000
      Follow-up Mapping                            $ 1,500
      Report writing/consulting                    $ 1,500
      Operating Supplies                           $ 1,000

      TOTAL                                        $20,000

To date, we have not commenced exploration on the CB-1 claims.

Although we do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program, Mr. William Timmins, the author of the geology report on the CB-1 claim has indicated that he is willing to oversee the exploration program on the property.

As well, we anticipate spending an additional $15,000 on administrative fees, including fees that we will incur in complying with reporting obligations. We anticipate that these expenses will include the following:

Transfer Agent fees                                         $1,000
Accounting and auditing fees and expenses                   $5,000
Legal fees and expenses                                     $5,000
Edgar filing fees                                           $1,500
General office costs                                        $2,500

Total expenditures over the next 12 months are therefore expected to be $35,000.

We will require additional funding in order to cover anticipated administrative expenses and phase II exploration program costs. We anticipate that additional funding will be in the form of equity financing from the sale of our common
stock or from director loans.    We do not have any arrangements in place for
any future equity financing or loans.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2005

We did not earn any revenues during the fiscal year ending December 31, 2005. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $18,842 for the year consisting of professional fees of $10,543, exploration expenses of $5,000, regulatory fees of $1,445, office and sundry costs of $1,354 and transfer agent fees of $500.

ITEM 7:  FINANCIAL STATEMENTS


























                                  SHEPARD INC.
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS


                               DECEMBER 31, 2005
                            (STATED IN U.S. DOLLARS)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Directors of
Shepard Inc.
(An exploration stage company)


We have audited the accompanying balance sheets of Shepard Inc. (an exploration stage company) as at December 31, 2005 and 2004, and the related statements of operations, cash flows, and stockholders' equity for each of the periods ended December 31, 2005 and 2004 and for the cumulative period from inception, March 9, 2004 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the periods ended December 31, 2005 and 2004 and for the cumulative period from inception, March 9, 2004 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


Vancouver, Canada                                     	   /S/ Morgan & Company
January 25, 2006                                           Chartered Accountants

                                  SHEPARD INC.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)



                                                                DECEMBER 31
                                                              2005          2004

ASSETS

CURRENT
   Cash and cash equivalents                              $    18,669  $    34,939

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities               $     7,205  $     4,633

STOCKHOLDERS' EQUITY

SHARE CAPITAL
   Authorized:
      75,000,000 common shares with a par value of $0.001

   Issued:
       5,570,000 common shares (2004, 5,570,000 common          5,570        5,570
         shares)

   Additional paid-in capital                                  29,430       29,430

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE              (23,536)      (4,694)
                                                               11,464       30,306

                                                          $    18,669  $    34,939












                             See accompanying notes

                                  SHEPARD INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                            (STATED IN U.S. DOLLARS)



                                                                                CUMULATIVE
                                                                PERIOD FROM    PERIOD FROM
                                                                  DATE OF       INCEPTION
                                                   YEAR          INCEPTION       MARCH 9
                                                  ENDED        MARCH 9, 2004     2004 TO
                                               DECEMBER 31    TO DECEMBER 31   DECEMBER 31
                                                   2005            2004            2005

REVENUE                                       $           -  $          -      $          -

EXPENSES
   Exploration expenses                               5,000         2,053             7,053
   Office and sundry                                  1,354           426             1,780
   Professional fees                                 10,543         2,215            12,758
   Regulatory fees                                    1,445             -             1,445
   Transfer agent fees                                  500             -               500

LOSS FOR THE PERIOD                           $     (18,842)  $    (4,694)      $   (23,536)


LOSS PER SHARE                                $      (0.003) $     (0.001)


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                                  5,570,000     3,707,339








                             See accompanying notes

                                  SHEPARD INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)



                                                                                                 CUMULATIVE
                                                                                 PERIOD FROM    PERIOD FROM
                                                                                   DATE OF       INCEPTION
                                                                       YEAR       INCEPTION       MARCH 9
                                                                      ENDED     MARCH 9, 2004     2004 TO
                                                                   DECEMBER 31  TO DECEMBER 31  DECEMBER 31
                                                                       2005          2004           2005

CASH FLOWS FROM OPERATING ACTIVITIES
   Loss for the period                                             $   (18,842) $     (4,694)  $     (23,536)

   Changes in non-cash working capital items
      Accounts payable and accrued liabilities
                                                                         2,572         4,633           7,205
                                                                       (16,270)          (61)        (16,331)

CASH FLOWS FROM FINANCING ACTIVITY
                       Issue of share capital                              -          35,000          35,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD
                                                                       (16,270)       34,939          18,669

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                        34,939             -               -

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    18,669  $     34,939  $       18,669


SUPPLEMENTARY DISCLOSURE OF CASH FLOW
   INFORMATION
   Cash paid for:
                                Interest                           $       -    $          -  $            -
                              Income taxes                         $       -    $          -  $            -








				See accompanying notes

                                 SHEPARD INC.
                         (AN EXPLORATION STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                 PERIOD FROM DATE OF INCEPTION, MARCH 9, 2004,
                              TO DECEMBER 31, 2005



                                                                             DEFICIT
                                                                           ACCUMULATED
                                               COMMON SHARES    ADDITIONAL  DURING THE
                                                         PAR     PAID-IN   EXPLORATION
                                             NUMBER     VALUE    CAPITAL      STAGE        TOTAL

Balance, March  9, 2004 (Date of inception)     -     $    -    $      -   $          - $      -

Capital stock issued for cash:
   May 2004 at $0.001                       3,000,000     3,000        -              -      3,000
   September 2004 at $0.01                  2,500,000     2,500     22,500            -     25,000
   September 2004 at $0.10                     70,000        70      6,930            -      7,000
Loss for the period                             -          -           -        (4,694)     (4,694)

Balance, December 31, 2004                  5,570,000     5,570     29,430      (4,694)     30,306

Loss for the year                               -          -           -       (18,842)    (18,842)

Balance, December 31, 2005                  5,570,000 $   5,570 $   29,430 $   (23,536) $   11,464














                             See accompanying notes

                                 SHEPARD, INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2005
                            (STATED IN U.S. DOLLARS)



1. NATURE OF BUSINESS

   Organization

   The Company was incorporated in the State of Nevada, U.S.A., on March 9,
   2004.

   Exploration Stage Activities

   The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company commenced its exploration stage activities by acquiring an exploration prospect in the mining sector.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a) Use of Estimates and Assumptions

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

   b) Cash and Cash Equivalents

      Cash and cash equivalents consist of all cash balances and all highly liquid investments purchased with a maturity of three months or less.

   c) Exploration Activities

      The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

                                 SHEPARD, INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2005
                            (STATED IN U.S. DOLLARS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   d) Foreign Currency Translation

      The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

       i)monetary items at the rate prevailing at the balance sheet date;
       ii)non-monetary items at the historical exchange rate;
       iii)revenue and expense at the average rate in effect during the applicable accounting period.

      Gain or loss on foreign currency transactions are included in the statement of operations.

   e) Fair Value of Financial Instruments

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

   f) Income Taxes

      Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for taxable temporary differences, and operating loss, tax credit carryforwards and deferred tax liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

   g) Basic and Diluted Net Loss Per Share

      The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has no potentially issuable common stock at December 31, 2005.

                                 SHEPARD, INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2005
                            (STATED IN U.S. DOLLARS)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   h) Stock Based Compensation

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

   i) Comprehensive Loss

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

   j) New Accounting Standards

      Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.


3. MINERAL PROSPECT

   Pursuant to an agreement (the "Agreement") dated June 9, 2004, the Company has acquired a 100% interest, subject to a 2.5% production royalty, in a mineral prospect located in the Northwest Territories, Canada, for cash consideration of $2,053 and conducted a work program of $5,000. Since the Company has not established the commercial feasibility of the mineral claims, the acquisition and exploration costs have been expensed.

                                 SHEPARD, INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2005
                            (STATED IN U.S. DOLLARS)



4. COMMON STOCK

   During the period from March 9, 2004 (inception) to December 31, 2004, the Company issued a total of 5,570,000 common shares for total cash proceeds of $35,000.

   At December 31, 2005, there were no outstanding stock options or warrants.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2005 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

CONCLUSIONS

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Name                 Age       Position with Registrant    Served
as a Director                                              or Officer Since

Michael Eyre         43        President, C.E.O.,          March 9, 2004
                               promoter and director

Glen Macdonald       56        Secretary, Treasurer,       March 9, 2004
                               principal accounting
                               officer, principal
                               financial officer and
                               director

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

MR. MICHAEL EYRE has acted as our President, chief executive officer, secretary, and as a director since our incorporation on March 9, 2004. Since September 1984, Mr. Eyre has acted as the owner and operator of Richmond Auto Sports, a Richmond, British Columbia based private business involved in the sale and lease of new and used automobiles.

Mr. Eyre does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Eyre intends to devote approximately 20% of his business time to our affairs.

MR. GLEN MACDONALD has acted as our treasurer and as a director since our incorporation on March 9, 2004. Mr. MacDonald holds bachelor degrees in economics and geology from the University of British Columbia and has practiced his profession as a geologist for over 28 years. He is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and of the Association of Professional Engineers and Geoscientists of the Province of British Columbia. Mr. Macdonald currently acts as a director of the following Canadian reporting companies that are involved in mineral property exploration:

      Name of Company             Month of Directorship Commencement

      Dynamic Resources Corp.            September 1993
      AVC Venture Corp.                  November 1999
      Starfield Resources Inc.           January 1997
      Consolidated Goldwin Ventures Inc. March 1998
      Golden Cariboo Resources Ltd.      February 2000
      Thelon Ventures Ltd.               April 2002
      Maxim Resources Inc.               May 2002
      Otish Mountain Exploration Inc.    March 2003

Mr. MacDonald intends to devote approximately 10% of his business time to our affairs.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

				       Number	Transactions   Known Failures
                                       Of late	Not Timely     To File a
Name and principal position            Reports  Reported       Required Form
----------------------------------     -------	------------   --------------
Michael      Eyre                         0        0		   1
(President and director)

Glen     Macdonald                        0        0		   1
(Secretary, treasurer and director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2005.

                    Annual Compensation                         Long Term Compensation
Name (1)  Title     Year Salary Bonus Other Annual Compensation Restricted Stock Options/ LTIP
                                                                Awarded          SARs (#) payouts ($) All Other
                                                                                                      Compensation
Michael   President 2005 $0     0     0                         0                0        0              0
Eyre
Glen      Secretary 2005 $0     0     0                         0                0        0              0
Macdonald Treasurer

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 29, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                                                AMOUNT OF
TITLE OF      NAME AND ADDRESS                  BENEFICIAL     PERCENT
CLASS         OF BENEFICIAL OWNER               OWNERSHIP      OF CLASS

COMMON         Michael Eyre                     1,500,000      26.93%
STOCK          President, Chief
               Executive Officer
               and a Director
               21320 Westminster Hwy, Ste 1100
               Richmond, B.C., Canada


COMMON         Glen MacDonald                   1,500,000      26.93%
STOCK          Secretary, Treasurer
               and a Director
               1600 Beach Avenue, Suite 905
               Vancouver, BC, Canada

COMMON         All officers and directors       3,000,000      53.86%
STOCK          as a group that consists of       shares
               two people

The percent of class is based on 5,570,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

                             Exhibits
Exhibit
Number             Description

  3.1*            Articles of Incorporation
  3.2*            Bylaws
  5.1**           Legal opinion of Batcher, Zarcone & Baker, LLP, with
                  consent to use
 10.1*            Mineral claim purchase agreement dated
                  June 9, 2004
 23.2*            Consent of William G. Timmins, with consent to use
 31.1             Certification pursuant to Rule 13a-14(a) under the
                  Securities Exchange Act of 1934
 31.2             Certification pursuant to Rule 13a-14(a) under the
                  Securities Exchange Act of 1934
 32.1                Certification pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002
 32.2                Certification pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002
 99.1*            Location map


*  filed as an exhibit to our SB-2 dated May 4, 2005
** filed as an exhibit to our SB-2 dated September 7, 2005

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2005.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Morgan & Company, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                                      Fiscal year ended   Fiscal year ended
                                      December 31, 2004   December 31, 2005

Audit fees                                     Nil                  $2,500
Audit-related fees                             Nil                  $3,100
Tax fees                                       Nil                  Nil
All other fees                                 Nil                  Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shepard Inc.


By      /s/ Michael Eyre

	-------------------------
        Michael Eyre
        President, CEO & Director
        Date: March 29, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/ Michael Eyre

 	-------------------------
	Michael Eyre
        President, CEO & Director
        Date: March 29, 2006


By      /s/ Glen Macdonald

	-------------------------
        Glen Macdonald
        Secretary and Director
        Date: March 29, 2006