Form 10QSB
period 2006-03-31
Shepard Inc.
filed 2006-05-11
CIK 1325279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the period ended March 31, 2006.

[    ]Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                    to
				-----------------	--------------------
            Commission File Number   333-124632



                                  SHEPARD INC.
	-----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                 Applied For
---------------------------------         -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


470 Granville Street. Suite 318
Vancouver, British Columbia, Canada 		       V6C 1V5
----------------------------------------      -----------------------------
(Address of principal executive offices)          (Postal or Zip Code)


Issuer's telephone number, including area code:               604-719-8129


                                      None
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  [ X ]   No  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [   ]   No  [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,570,000 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF MAY 8, 2006.

                                  SHEPARD INC.
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS


                                 MARCH 31, 2006
                            (STATED IN U.S. DOLLARS)
                                   UNAUDITED

                                  SHEPARD INC.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)
                                   UNAUDITED



                                                                  MARCH 31   DECEMBER 31
                                                                    2006         2005

ASSETS

CURRENT
   Cash and cash equivalents                                    $     4,477  $    18,669

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities                     $     9,253  $     7,205

STOCKHOLDERS' EQUITY

SHARE CAPITAL
   Authorized:
      75,000,000 common shares with a par value of $0.001

   Issued:
       5,570,000 common shares (2004 - 5,570,000 common shares)
                                                                      5,570        5,570

   Additional paid-in capital                                        29,430       29,430

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                    (39,776)     (23,536)
                                                                     (4,776)      11,464

                                                                $     4,477  $    18,669















                             See accompanying notes

                                  SHEPARD INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                            (STATED IN U.S. DOLLARS)
                                   UNAUDITED




                                                                                 CUMULATIVE
										PERIOD FROM
                                                                                  INCEPTION
                                                                                   MARCH 9
                                                     THREE MONTHS ENDED            2004 TO
                                                          MARCH 31                 MARCH 31
                                                   2006            2005            2006

REVENUE                                       $          -   $          -      $          -

EXPENSES
   Exploration expenses                                  -              -             7,053
   Office and sundry                                    812            37             2,592
   Professional fees                                  3,746         2,530            16,504
   Regulatory fees                                      315             -             1,760
   Transfer agent fees                               11,367             -            11,867

LOSS FOR THE PERIOD                           $     (16,240)  $    (2,567)      $   (39,776)


LOSS PER SHARE                                $      (0.003) $     (0.001)


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                                  5,570,000     5,570,000




















                             See accompanying notes

                                  SHEPARD INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)
                                   UNAUDITED




                                                                                               CUMULATIVE
											      PERIOD FROM
                                                                                               INCEPTION
                                                                                                MARCH 9
                                                                      THREE MONTHS ENDED        2004 TO
                                                                           MARCH 31             MARCH 31
                                                                       2006         2005          2006

CASH FLOWS FROM OPERATING ACTIVITIES
   Loss for the period                                             $   (16,240) $   (2,567)  $   (39,776)

   Changes in non-cash working capital items
      Accounts payable and accrued liabilities
                                                                         2,048      (2,268)        9,253
                                                                       (14,192)     (4,835)      (30,523)

CASH FLOWS FROM FINANCING ACTIVITY
   Issue of share capital                                                    -           -        35,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD
                                                                       (14,192)     (4,835)        4,477

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                        18,669      34,939             -

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     4,477  $   30,104  $      4,477


SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for:
      Interest                                                     $        -   $        -  $          -
      Income taxes                                                 $        -   $        -  $          -












                             See accompanying notes

                                 SHEPARD, INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                            (STATED IN U.S. DOLLARS)


 1. BASIS OF PRESENTATION

      Basis of Presentation

      The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and
      regulations.    In   the   opinion  of  management,  all  adjustments  and
      disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended December 31, 2005.


2. NATURE OF BUSINESS

   a) Organization

      The Company was incorporated in the State of Nevada, U.S.A., on March 9, 2004.

   b) Exploration Stage Activities

      The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company commenced its exploration stage activities by acquiring an exploration prospect in the mining sector.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                 SHEPARD, INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                            (STATED IN U.S. DOLLARS)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   b) Exploration Activities

      The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

   c) Fair Value of Financial Instruments

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


4. RECENT ACCOUNTING PRONOUNCEMENTS

   a) The FASB issued FASB Interpretation No. ("FIN") 47 - "Accounting for Conditional Asset Retirement Obligations" in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this guidance did not have a material impact on the Company's financial statements

   b) In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6
      - "Accounting for Stripping Costs Incurred during Production in the Mining Industry" ("EITF 04-6"), which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. Adoption of EITF 04-6 will have no material impact on the Company's financial position, results of operations or cash flows.

                                 SHEPARD, INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                            (STATED IN U.S. DOLLARS)


4. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

   c) In May 2005, the FASB issued SFAS No. 154 ("SFAS 154") - "Accounting Changes and Error Corrections". SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 did not have a material impact on the Company's financial position, results of operations or cash flows.


5. MINERAL PROSPECT

   Pursuant to an agreement dated June 9, 2004, the Company has acquired a 100% interest, subject to a 2.5% production royalty, in a mineral prospect located in the Northwest Territories, Canada, for cash consideration of $2,053 and conducted a work program of $5,000. Since the Company has not established the commercial feasibility of the mineral claims, the acquisition and exploration costs have been expensed.


6. COMMON STOCK

   During the period from March 9, 2004 (inception) to December 31, 2004, the Company issued a total of 5,570,000 common shares for total cash proceeds of $35,000.

   At March 31, 2006, there were no outstanding stock options or warrants.

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

ITEM 2. PLAN OF OPERATION

During the period ended March 31, 2006, we retained an independent geologist to conduct exploration on the CB-1 claim and to provide us with recommendations for additional exploration on the property. All rock samples taken from the property during exploration did not contain any significant quantities of gold. In addition, we were not able to locate any other zones of altered rock on the CB-1 claim which could possibly host economic mineralization.

Until we raise additional financing, we do not intend to conduct any further exploration on the CB-1 property. We may consider bringing in a joint venture partner to provide funding for additional exploration on the property. However, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the property. Management intends to review other potential resource and non-resource assets for acquisition.

We anticipate spending the following over the next 12 months on administrative fees:

  *         $2,000 on legal fees
  *         $8,000 on accounting and audit fees
  *         $1,500 on EDGAR filing fees
  *         $5,000 on general administration costs

Total expenditures over the next 12 months are therefore expected to be approximately $16,500.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2006

We did not earn any revenues during the three-month period ended March 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the CB-1 claim, which is doubtful.

We incurred operating expenses in the amount of $16,240 for the three-month period ended March 31, 2006. These operating expenses were comprised of transfer agent fees of $11,367, professional fees of $3,746, office and sundry expenses of $812 and regulatory fees of $315.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. This evaluation was conducted by Michael Eyre, our chief executive officer and Glen Macdonald, our principal accounting officer.

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

May 10, 2006


Shepard Inc.


/s/ Michael Eyre
------------------------------
Michael Eyre, President