Form 10QSB
period 2006-06-30
Shepard Inc.
filed 2006-08-10
CIK 1325279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the period ended June 30, 2006.

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,570,000 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF AUGUST 9, 2006.

                                  SHEPARD INC.
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS


                                 JUNE 30, 2005
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                  SHEPARD INC.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEET
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)




                                                                  JUNE 30    DECEMBER 31
                                                                    2006         2005

ASSETS

CURRENT
   Cash and cash equivalents                                    $     4,243  $    18,669

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities                     $     5,495  $     7,205
   Loan payable (Note 5)                                              5,000            -
                                                                     10,495        7,205
STOCKHOLDERS' EQUITY

SHARE CAPITAL
   Authorized:
      75,000,000 common shares with a par value of $0.001

   Issued:
       5,570,000 common shares (2004 - 5,570,000 common shares)
                                                                      5,570        5,570

   Additional paid-in capital                                        29,430       29,430

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                    (41,252)     (23,536)
                                                                    ( 6,252)      11,464

                                                                $     4,243  $    18,669











                             See accompanying notes

                                  SHEPARD INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


                                                                                                                     Cumulative
                                          For the Six Months                    For the Three Months              from Inception,
                                            Ended June 30,                         Ended June 30,                  March 9, 2004
                                        2006               2005               2006                2005            to June 30, 2006

EXPENSES:
   Exploration expenses                $          -      $    -            $     -             $                    $      7,053
   Office and sundry                          1,010          81                198                    44                   2,790
  Professional fees                           4,824       4,166              1,078                 1,636                  17,582
   Regulatory fees                              315           -                  -                     -                   1,760
  Transfer agent fees                        11,567         620                200                   620                  12,067
                                             17,716       4,867              1,476                 2,300                  41,252

LOSS FOR THE PERIOD                         (17,716)     (4,867)            (1,476)               (2,300)                (41,252)

LOSS PER SHARE                         $    (0.003)     $(0.001)           $(0.000)           $   (0.000)

WEIGHTED AVERAGE OUTSTANDING
SHARES                                    5,570,000   5,570,000          5,570,000             5,570,000





















                             See accompanying notes

                                  SHEPARD INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)




													 PERIOD FROM
                                                                                                          INCEPTION
                                                                                                           MARCH 9
                                                                               SIX MONTHS ENDED            2004 TO
                                                                                    JUNE 30                JUNE 30
                                                                          2006                 2005         2006

CASH FLOWS FROM OPERATING ACTIVITIES
   Loss for the period                                             $   (17,716)        $    (4,867)     $(41,252)

   Changes in non-cash working capital items
      Accounts payable and accrued liabilities                          (1,710)             (2,808)        5,495
                                                                       (19,426)             (7,675)      (35,757)

CASH FLOWS FROM FINANCING ACTIVITY
   Issue of share capital                                                     -                  -        35,000
   Loan payable                                                           5,000                  -         5,000
                                                                          5,000                  -        40,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD
                                                                       (14,426)             (7,675)        4,243

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                         18,669             34,939             -

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $      4,243        $    27,264      $  4,243


SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for:
      Interest                                                     $          -            $        -   $      -
      Income taxes                                                 $          -            $        -   $      -










                             See accompanying notes

                                 SHEPARD, INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2006
                            (STATED IN U.S. DOLLARS)


 1. BASIS OF PRESENTATION

      Basis of Presentation

      The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and
      regulations.    In   the   opinion  of  management,  all  adjustments  and
      disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended December 31, 2005.


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


 3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                 SHEPARD, INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2006
                            (STATED IN U.S. DOLLARS)


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

                                 SHEPARD, INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2006
                            (STATED IN U.S. DOLLARS)


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


5. RELATED PARTY TRANSACTION

   On April 4, 2006, the Company entered into a non interest bearing loan with a shareholder for $5,000. The loan is unsecured and repayable on demand.


6. MINERAL PROSPECT

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


7. COMMON STOCK

   During the period from March 9, 2004 (inception) to December 31, 2004, the Company issued a total of 5,570,000 common shares for total cash proceeds of $35,000.

   At June 30, 2006, there were no outstanding stock options or warrants.

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

ITEM 2. PLAN OF OPERATION

During the period ended June 30, 2006, we retained an independent geologist to conduct exploration on the CB-1 claim and to provide us with recommendations for additional exploration on the property. All rock samples taken from the property during exploration did not contain any significant quantities of gold. In addition, we were not able to locate any other zones of altered rock on the CB-1 claim which could possibly host economic mineralization.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2006

We did not earn any revenues during the six-month period ended June 30, 2006.
We do not anticipate earning revenues unless we enter into commercial production on the CB-1 claim, which is doubtful.

We incurred operating expenses in the amount of $17,716 for the six-month period ended June 30, 2006. These operating expenses were comprised of transfer agent fees of $11,567, professional fees of $4,824, office and sundry expenses of $1,010 and regulatory fees of $315.

Our net loss for the six-month period ended June 30, 2006 increased substantially from the comparative period in fiscal 2005 (2006: $17,716; 2005:
$4,867) due to an increase in fees that we incurred in the retention of our transfer agent(from $620 in the fiscal 2005 period to $11,567 in the fiscal 2006 period).

At June 30, 2006, we had total assets of $4,243, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $5,495 and a loan payable from one of our director for $5,000.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. This evaluation was conducted by Michael Eyre, our chief executive officer and Glen Macdonald, our principal accounting officer.

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

August 9, 2006


Shepard Inc.


/s/ Michael Eyre
------------------------------
Michael Eyre, President