Form 10QSB
period 2006-09-30
Shepard Inc.
filed 2006-11-14
CIK 1325279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the period ended September 30, 2006

[    ]Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period       to

            Commission File Number   333-124632



         			SHEPARD INC.
         -----------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,570,000 Shares of $0.001 par value Common Stock outstanding as of November 14, 2006.

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

                                 BALANCE SHEET
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)




                                                                  SEPTEMBER 30   DECEMBER 31
                                                                    2006           2005

ASSETS

CURRENT
   Cash and cash equivalents                                    $     3,605  $        18,669

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities                     $     5,955  $         7,205
   Loan payable (Note 5)                                              5,000                -
                                                                     10,955            7,205
STOCKHOLDERS' EQUITY

SHARE CAPITAL
   Authorized:
      75,000,000 common shares with a par value of $0.001

   Issued:
       5,570,000 common shares (2004 - 5,570,000 common shares)
                                                                      5,570            5,570

   Additional paid-in capital                                        29,430           29,430

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                    (42,350)         (23,536)
                                                                    ( 7,350)          11,464

                                                                $     3,605  $        18,669













                             See accompanying notes

                                  SHEPARD INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


                                                                                                                      Cumulative
                                              For the Nine Months                   For the Three Months           from Inception,
                                              Ended September 30,                   Ended September 30,             March 9, 2004
                                               2006          2005                    2006            2005          to September 30,
                                                                                                                         2006

EXPENSES:
   Exploration expenses                  $	  -	 $	-	    $		-	$	-	$ 	7,053
   Office and sundry                          1,033           940                      23             858               2,813
  Professional fees                           5,699         4,203                     875              38              18,457
   Regulatory fees           			315             -                       -               -               1,760
  Transfer agent fees                        11,767           620                     200               -              12,267
                                             18,814         5,763                   1,098             896              42,350

LOSS FOR THE PERIOD                         (18,814)       (5,763)                 (1,098)           (896)            (42,350)

LOSS PER SHARE                          $    (0.003)     $ (0.001)          $      (0.000)     $   (0.000)

WEIGHTED AVERAGE OUTSTANDING
SHARES                                    5,570,000     5,570,000               5,570,000       5,570,000
























                             See accompanying notes

                                  SHEPARD INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



                                                                                                                  PERIOD FROM
                                                                                                                   INCEPTION
                                                                                                                    MARCH 9
                                                                               NINE MONTHS ENDED                    2004 TO
                                                                                 SEPTEMBER 30                    SEPTEMBER 30
                                                                          2006                  2005                  2006

CASH FLOWS FROM OPERATING ACTIVITIES
   Loss for the period                                             $   (18,814)        $         (5,763)     $       (42,350)

   Changes in non-cash working capital items
      Accounts payable and accrued liabilities                          (1,250)                  (2,502)               5,955
                                                                       (20,064)                  (8,265)             (36,395)

CASH FLOWS FROM FINANCING ACTIVITY
   Issue of share capital                                                    -                        -               35,000
   Loan payable                                                          5,000                        -                5,000
                                                                         5,000                        -               40,000

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS DURING THE PERIOD                                          (15,064)                  (8,265)               3,605

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          18,669                   34,939                    -

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     3,605        $          26,674     $          3,605


SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for:
      Interest                                                     $         -        $               -     $             -
      Income taxes                                                 $         -        $               -     $             -












                             See accompanying notes

                                 SHEPARD, INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                            (STATED IN U.S. DOLLARS)


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

                                 SHEPARD, INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                            (STATED IN U.S. DOLLARS)


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

                                 SHEPARD, INC.
                         (AN EXPLORATION STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                            (STATED IN U.S. DOLLARS)


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

   At September 30, 2006, there were no outstanding stock options or warrants.

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

ITEM 2. PLAN OF OPERATION

During the current fiscal year, we retained an independent geologist to conduct exploration on the CB-1 claim and to provide us with recommendations for additional exploration on the property. All rock samples taken from the property during exploration did not contain any significant quantities of gold. In addition, we were not able to locate any other zones of altered rock on the CB-1 claim which could possibly host economic mineralization.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2006

We did not earn any revenues during the nine-month period ended September 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the CB-1 claim, which is doubtful.

We incurred operating expenses in the amount of $18,814 for the nine-month period ended September 30, 2006. These operating expenses were comprised of transfer agent fees of $11,767, professional fees of $5,699, office and sundry expenses of $1,033 and regulatory fees of $315.

Our net loss for the nine-month period ended September 30, 2006 increased substantially from the comparative period in fiscal 2005 (2006: $18,814; 2005:
$5,763) due to an increase in fees that we incurred in the retention of our transfer agent(from $620 in the fiscal 2005 period to $11,767 in the fiscal 2006 period).

At September 30, 2006, we had total assets of $3,605, consisting entirely of cash. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $5,955 and a loan payable from one of our director for $5,000.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. This evaluation was conducted by Michael Eyre, our chief executive officer and Glen Macdonald, our principal accounting officer.

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

November 14, 2006


Shepard Inc.


/s/ Michael Eyre
------------------------------
Michael Eyre, President