Form 10KSB
period 2006-12-31
CELLCYTE GENETICS CORP
filed 2007-03-30
CIK 1325279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-52238

CELLCYTE GENETICS CORPORATION
(Name of small business issuer in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
470 Granville Street, Suite 318 Vancouver. British Columbia, Canada	V6C 1V5
(Address of principal executive offices)	(Zip Code)

(604) 719-8129
(Issuer's telephone number)

Shepard Inc.
(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. _____

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X                                     No

State issuer's revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $257,000 as at March 26, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 38,990,000 shares of common stock as at March 26, 2007.

Transitional Small Business Disclosure format (Check one):

Yes                                              No   X

__________

TABLE OF CONTENTS

__________

PART I

As used in this annual report: (i) the terms the "Company", "our company", "we", "us" and "our" refer to CellCyte Genetics Corporation and its subsidiaries, unless the context requires otherwise, (ii) all references to "CellCyte" means CellCyte Genetics Corporation, a Washington State corporation, and its subsidiaries, unless the context requires otherwise, and (ii) all dollar amounts refer to United States dollars unless otherwise indicated.

ITEM 1:            DESCRIPTION OF BUSINESS

General

We were incorporated under the laws of the State of Nevada on March 9, 2004 under the name "Shepard Inc." On December 22, 2006, we effected a forward split of our shares of common stock on the basis of seven new shares of common stock for each share of common stock outstanding on that date and increased our authorized share capital from 75,000,000 shares of common stock to 525,000,000 shares of common stock. On February 16, 2007, Shepard Inc. was merged with a wholly-owned subsidiary, CellCyte Genetics Corporation, in contemplation of the acquisition of all of the issued and outstanding shares of CellCyte Genetics Corporation (Washington) and the name of our company was changed to CellCyte Genetics Corporation.

Our Business

We were an exploration stage company. We were engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discovered. We own a 100% beneficial interest in one mineral claim known as the CB-1 claim. As at December 31, 2006, the Company abandoned its mineral claim prospect.

We are currently in the process of negotiating the acquisition of all of the issued and outstanding shares of CellCyte and have entered into a formal Share Exchange Agreement in that regard as described below.

Proposed Acquisition of CellCyte Genetics Corporation

Effective on January 26, 2007, as fully executed on March 14, 2007, the Company entered into a formal Share Exchange Agreement (the "Share Exchange Agreement"); replacing in its entirety a previous Agreement In Principle; with CellCyte and the shareholders of CellCyte (the "Vendors") in connection with the proposed acquisition by the Company from the Vendors of all of the issued and outstanding shares of CellCyte (collectively, the "Purchased Shares"). The following summary of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Share Exchange Agreement; a copy of which has been filed with the United States Securities and Exchange Commission (the "SEC").

The total purchase price for the Purchased Shares consists of 16,000,000 restricted common shares in the capital of the Company at a price of $1.00 per common share. In addition, and under the terms of the Agreement in Principle, Robert Harris, a current director of the Company, is required to transfer at closing of the Share Exchange Agreement an aggregate of 18,750,000 restricted common shares in the capital of the Company held by him to the order and direction of the Vendors at a transfer price of $0.001 per common share and certain other shareholders of the Company will be required to transfer an aggregate of 2,500,000 common shares in the capital of the Company held by them to the shareholders of CellCyte.

Under the terms of the Share Exchange Agreement, the Company, on its behalf and on behalf of certain investors (each a "Lender"), had agreed to use its commercially reasonable efforts to advance, and has now advanced, by way of loan to CellCyte (collectively, the "Loan"), the aggregate principal sum of up to $1,000,000 upon the earlier of January 26, 2007 and five business days of the closing of the proposed private placement financing described below. Interest on the Loan accrues at a rate of 5% per annum, compounded semi-annually and not in advance, and the Loan matures 120 calendar days from the date of the advancement of the principal sum. The principal sum and interest on the Loan are now secured by way of a senior, subordinated (subordinated only to CellCyte's existing bank indebtedness), fixed and floating charge on all of the assets of CellCyte. Under the terms of the Share Exchange Agreement each of the Lenders have the right and option, exercisable until the close of business on the date of maturity of the Loan, to convert any principal sum, interest or any other sum owing under the Loan to such Lender into units of the Company at a price of $1.50 per unit, with each unit being comprised of one common share and one non-transferable share purchase warrant of the Company exercisable for a period ending on the earlier of 18 months from the date of issuance of the units and 12 months from the effective date of a registration statement to be filed to register the common shares underlying the warrants, if any. The Lenders have the right to convert after the date of maturity at the discretion of the Company.

Under the terms of the Share Exchange Agreement, and at the closing of the proposed purchase and sale of the Purchased Shares, an aggregate of $1,017,088 in principal and interest currently owing by CellCyte to certain of its creditors is expected to be settled through the issuance of units of the Company at a price of $1.50 per unit, with the terms and conditions of these units being the same as the units to be issued in respect of the Loan.

At the closing of the proposed purchase and sale it will be required that all outstanding options to acquire shares in the capital of CellCyte be exchanged for up to 2,000,000 options to acquire an equivalent number of shares in the capital of the Company at an exercise price of $1.50 per share, and such options to acquire shares in the capital of CellCyte will be cancelled. All outstanding warrants to acquire shares in the capital of CellCyte will also be exchanged for an aggregate of 205,000 shares in the capital of the Company, and the warrants to acquire shares in the capital of CellCyte will be cancelled.

In accordance with the terms of the Share Exchange Agreement, the Company has agreed to raise, by way of a private placement of common shares or units of the Company (the "Private Placement"), a minimum of $5,000,000 and a maximum of $6,500,000 at a subscription price of not less than $1.50 per common share or unit, with each unit being comprised of not greater than one common share and one non-transferable share purchase warrant of the Company, with each warrant being exercisable for not greater than one additional common share of the Company for a period ending at the earlier of 18 months from the date of issuance of the units and 12 months from the effective date of a proposed registration statement to register the common shares underlying the warrants, if any, at an exercise price of $3.00 per share. Not less than $4,000,000 from the Private Placement is to be advanced by the Company to CellCyte at the closing of the proposed purchase and sale of the Purchased Shares. The parties also agreed that up to $1,000,000 from the Private Placement may take the form of the Loan described above; and which Loan has now been advanced by the Company and its Lenders to CellCyte.

Each of the parties has agreed that they will not, until the earlier of the closing of the proposed purchase and sale of the Purchased Shares or the termination of the Share Exchange Agreement, approach or consider any other potential purchasers, or entertain or accept any offer or proposal for the proposed sale of any interest in the Purchased Shares or the assets or the respective business interests of the Company or CellCyte, as the case may be, without the prior written consent of the other party.

The Share Exchange Agreement contains customary representations and warranties, closing and termination provisions. The closing of the proposed purchase and sale of the Purchased Shares is subject to the satisfaction of a number of conditions customary for transactions of this type, including the delivery of all required documentation, the completion of due diligence by each of the parties, the receipt of all applicable consents and approvals and the completion of the Private Placement.

In the event that a party is in default under any of the provisions of the Share Exchange Agreement, the non-defaulting party may give notice to the defaulting party in respect of such default and within 14 calendar days of such notice, the defaulting party is required to either (i) cure the default or commence proceedings to cure the default or (ii) give the non-defaulting party notice that it denies that such default has occurred and that it is submitting the question to arbitration in accordance with the terms of the Share Exchange Agreement.

CellCyte, a Washington State company, is an emerging biotechnology company which is in the business of the discovery and development of stem cell enabling therapeutics products. Stem cells are unprogrammed cells in the human body that could be described as "shape shifters." These cells have the ability to change into other types of cells. Stem cells are at the centre of the new field of regenerative medicine. Because stem cells can become bone, muscle, cartilage and other specialized types of cells, they have the potential to treat many diseases, including coronary disease, parkinson's, alzheimer's, diabetes and cancer. They are also being used to regenerate organs, and could potentially reduce the need for organ transplants and related surgeries.

Our Mineral Property

On June 9, 2004, we entered into a mineral purchase and sale agreement with WGT Consultants (NWT) Ltd. of Vancouver, British Columbia, whereby they sold to us a 100% undivided right title and interest in one mineral claim, subject to a 2.5% production royalty, located in the South Mining District of the Northwest Territories, Canada. We acquired this interest in the CB-1 claim by paying WGT Consultants (NWT) Ltd. $2,500. WGT Consultants (NWT) Ltd. is an arm's length private company owned by Peter Hill. As of December 31, 2006, the Company abandoned its mineral claim prospect.

Compliance with Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We are required to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. As we plan to allow our mineral claim to expire, we do not anticipate any additional costs associated with such activities. However, there can be no assurance that we will not be required to incur any such costs in the future.

Employees

We have no employees as of the date of this Annual Report other than our officers.

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

If we do not obtain additional financing, our business will fail.

We will need to obtain additional financing in order to pursue our business plan. As of December 31, 2006, we had cash in the amount of $181. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the proposed acquisition and operation of the business of CellCyte. However, there can be no assurance that the proposed acquisition of CellCyte will be completed.

We will require additional financing to pursue our plan of operations. We are currently in the process of arranging financing, however, there can be no assurance that we will be able to raise any such financing or that the amounts raised will be sufficient to pursue our business plan.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.

Because we have not commenced business operations, we face a high risk of business failure.

We have not yet commenced operations. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on March 9, 2004 and to date have been involved primarily in organizational activities and the acquisition and exploration of the CB-1 claim and, currently, the potential acquisition of CellCyte. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new technology-based companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the business that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to, among other things, the risks inherent in the discovery and development of stem cell enabling therapeutic products and expenses that may exceed current estimates.

We anticipate that we will incur increased operating expenses without realizing any revenues in the near term. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from our business or raise additional financing, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our financial situation is precarious and, based on currently estimated operating expenses, our existing capital resources are not sufficient to fund our operations beyond the next month.

We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. We expect to incur additional and increasing operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our proposed operations. We rely on cash reserves and proceeds from equity offerings to fund our operations. We have limited cash reserves and if we are unable to realize adequate financing, we may be unable to meet operating obligations and be required to initiate bankruptcy proceedings. Our existing capital resources are not sufficient to fund our operations beyond the next month. We are pursuing opportunities to obtain additional financing in the future through equity financings. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our plan of operations. Funding may not be available when needed, if at all or on terms acceptable to us. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our proposed business operations.

There can be no assurance that we will complete the acquisition of CellCyte.

We have entered into a Share Exchange Agreement to acquire all of the issued and outstanding shares of CellCyte and currently are in the process of attempting to close upon the various conditions precedent to the same. There can be no assurance that we will complete the acquisition of CellCyte. In addition, there are a number of risks associated with the business of CellCyte, any of which could have a material adverse effect on the business, operating results and financial condition of CellCyte as a result of which investors may lose all or a part of their investment in our company.

Our proposed operations are based on novel technologies and are inherently risky.

We believe that CellCyte is subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of therapeutic products creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third party reimbursement and market acceptance. For example, the United States Food and Drug Administration (the "FDA") has relatively little experience with stem cell-based therapeutics, and the pathway to regulatory approval for CellCyte's product candidates may accordingly be more complex and lengthy than the pathway for new conventional drugs. These challenges may prevent CellCyte from developing and commercializing products on a timely or profitable basis or at all.

CellCyte competes with companies that have significant advantages over it.

It is expected that CellCyte's therapeutic products will have to compete with a variety of therapeutic products and procedures. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat disorders and diseases for which CellCyte's technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. The market for therapeutic products is large, and competition is intense. We expect competition to increase. We believe that CellCyte's most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Many of these competitors have significant products approved or in development that could be competitive with CellCyte's products.

Development of CellCyte's technology is subject to and restricted by extensive government regulation, which could impede our business.

We believe that CellCyte's research and development efforts, as well as any future clinical trials, and the manufacturing and marketing of any products it may develop, are subject to and restricted by extensive regulation by governmental authorities in the United States and other countries. The process of obtaining FDA and other necessary regulatory approvals is lengthy, expensive and uncertain. In addition, the United States Congress and other legislative bodies may enact regulatory reforms or restrictions on the development of new therapies that could adversely affect the regulatory environment in which CellCyte operates or the development of any products it may develop.

The manufacture, development and commercialization of stem cell products exposes CellCyte to product liability claims, which could lead to substantial liability.

By developing and, ultimately, commercializing medical products, we believe CellCyte is exposed to the risk of product liability claims. Product liability claims could entail substantial litigation costs and damage awards. We may not be able to obtain insurance on acceptable terms to protect against such claims, if at all, and the policy limits on insurance policies may be insufficient to cover liability.

Ethical and other concerns surrounding the use of stem cell therapy may negatively affect regulatory approval or public perception of CellCyte's product candidates, which could reduce demand for its products.

The use of stem cells for research and therapy has been the subject of debate regarding related ethical, legal and social issues. Although these concerns have mainly been directed to the use of embryonic stem cells, the distinction between embryonic and non-embryonic stem cells is frequently overlooked; moreover, use of human stem cells from fetal sources might raise these or similar concerns. Negative public attitudes toward stem cell therapy could result in greater governmental regulation of stem cell therapies, which could harm our business if we acquire CellCyte. Government regulation and threatened regulation of embryonic tissue could also harm our ability to attract and retain qualified scientific personnel by causing top researchers to leave the country or the field of stem cell research altogether; and by encouraging the best graduate students to choose other fields that are less vulnerable to changes in regulatory oversight.

Our corporate documents and Nevada law contain provisions that may make it difficult for us to be acquired in a transaction that would be beneficial to our shareholders.

Our Board of Directors has the authority to issue shares of preferred stock and to fix the rights, preferences, privileges and restrictions of these shares without shareholder approval. This authority, along with certain provisions in our corporate documents and Nevada law, may make it more difficult for a third party to acquire us or discourage a third party from attempting to acquire us, even if the acquisition might be beneficial to our shareholders.

Because one of our directors owns 53.86% of our outstanding common stock, he could make and control corporate decisions that may be disadvantageous to other minority shareholders.

One of our directors currently owns approximately 53.86% of the outstanding shares of our common stock. Accordingly, he has a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. He also has the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because our president has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our President and Chief Executive Officer, Michael Eyre, only spends approximately 10% of his business time providing his services to us. While Mr. Eyre presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Eyre from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

Because management has no technical experience in the discovery and development of stem cell therapeutic products, our proposed business operations have a higher risk of failure.

None of our current directors has any technical training in the field of stem cell therapeutic products. As a result, we may not be able to recognize and take advantage of potential acquisition and other opportunities in the sector without the aid of qualified consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

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

Forward-Looking Statements

Much of the information included in this Annual Report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue or the negative of those terms or other comparable terminology. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such estimates, projections or other forward looking statements involve various risks and uncertainties and other factors, including the risks in the section titled "Risk Factors" below, that may cause our or our Company's actual results, levels of activities, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform those statements to actual results.

ITEM 2:            DESCRIPTION OF PROPERTY

We had owned a 100% interest in the mineral exploration rights to the one mineral claim comprising the CB-1 property. We do not own or lease any property other than the CB-1 property. As at December 31, 2006, we abandoned our mineral claim prospect.

One of our directors, Michael Eyre, provides office space at 747 17th Street, Suite 301, West Vancouver, British Columbia, to us free of charge.

ITEM 3:            LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge; no such proceedings are threatened or contemplated.

ITEM 4:            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5:            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol "CCGY". However, no trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this Annual Report.

We have 16 shareholders of record as at the date of this Annual Report.

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

We do not have any equity compensation plans in place.

ITEM 6:            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

We have not generated any revenues to date and have incurred operating losses since inception.

We were engaged in the acquisition and exploration of mineral properties and own the interest in the CB-1 claim. Rock samples that were taken from our mineral property during exploration did not contain any significant quantities of gold. In addition, we were not able to locate any other zones of altered rock on the CB-1 claim which could possibly host economic mineralization. Accordingly, as at December 31, 2006, we abandoned our mineral claim prospect.

We have entered into a Share Exchange Agreement in connection with the acquisition of all of the issued and outstanding shares of CellCyte. However, there can be no assurance that the acquisition of CellCyte will proceed.

The acquisition of CellCyte would represent a change in control of our company. For accounting purposes, this change of control would constitute a recapitalization of the company, and the acquisition would be accounted for as a reverse merger whereby the legal acquirer, CellCyte Genetics Corporation, is treated as the acquired entity and the legal subsidiary, CellCyte, is treated as the acquiring company with the continuing operations.

Our plan of operation for the next twelve months is as follows:

  we plan to complete the acquisition of CellCyte, as a result of which our business will change to that of the discovery and development of stem cell therapeutic products; and

  we plan to operate the business of CellCyte and are currently in the process of conducting due diligence to, among other things, determine the activities to be undertaken in that regard. More detail regarding our plan of operations will be contained in the Form 8-K to be filed with the SEC if the acquisition of CellCyte proceeds.

Financial Condition

We had cash in the amount of $181 as of December 31, 2006. Our planned expenditures over the next twelve months are expected to amount to approximately $5,000,000 and will exceed our cash reserves and working capital. We presently do not have sufficient cash to fund our operations for more than the next month. We anticipate that we will require additional financing in the amount of approximately $6,000,000 in order to pay expenses associated with the acquisition and operation of CellCyte for the next twelve months. We are currently seeking additional financing, however, there can be no assurance that we will obtain such financing in the amount required or on terms favorable to us. If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

Beyond the next twelve months, we will be required to obtain additional financing in order to continue with our plan of operations. We believe that debt financing will not be an alternative for funding our plan of operations as we do not have tangible assets to secure any debt financing. It is anticipated that additional funding will be in the form of equity financing from the sale of our common stock. We are in the process of seeking additional financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. Even if we are successful in obtaining equity financing to fund our plan of operations, there is no assurance that we will obtain the funding necessary to continue to pursue the plan of operations. If we do not obtain additional financing, we may be forced to abandon our business activities and plan of operations.

ITEM 7:            FINANCIAL STATEMENTS

Included elsewhere in this Annual Report are our audited financial statements as at and for the years ended December 31, 2006 and 2005.

ITEM 8:            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effectiveness of Controls

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

Conclusions

Based upon their evaluation of our controls, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following sets forth information relating to our directors and officers:

Name	Age	Position with Registrant	Served as a Director and Officer Since
Michael Eyre	44	President, Chief Executive Officer, Principal Executive Officer and a director	March 9, 2004
Glen Macdonald	57	Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director	March 9, 2004
Robert Harris	58	A director	December 5, 2006

The following describes the business experience of our directors and executive officers, including other directorships held in reporting companies:

Michael Eyre has been a director of our company since our incorporation on March 9, 2004, and is currently the President, Chief Executive Officer and Principal Executive Officer of our company. Since September 1984, Mr. Eyre has acted as the owner and operator of Richmond Auto Sports, a Richmond, British Columbia based private business involved in the sale and lease of new and used automobiles.

Glen Macdonald has acted as our Treasurer and as a director since our incorporation on March 9, 2004 and is now the Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer of our company. Mr. MacDonald holds bachelor degrees in economics and geology from the University of British Columbia and has practiced his profession as a geologist for over 28 years. He is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and of the Association of Professional Engineers and Geoscientists of the Province of British Columbia. Mr. Macdonald currently acts as a director of certain Canadian reporting companies.

Robert Harris has acted as a director of our company since December 5, 2006. From October 2003 to present, Mr. Harris has been self-employed in Vancouver, British Columbia, Canada as a management and administration consultant in the private business sector with an emphasis on corporate financial reporting. From April 2001 to September 2003, Mr. Harris was a director and the secretary/treasurer of inCall Systems, Inc., a publicly traded company on the Over-the Counter Bulletin Board with a wholly owned operating subsidiary in Singapore that provided outsourced call center services and specialized in live online sales assistance for the Internet and digital media. Mr. Harris also acted as senior executive assistant to the chief executive officer of inCall Systems, coordinating and managing corporate presentations in addition to coordinating bookkeeping and audit teams in Vancouver and Singapore for quarterly reviews, audits and regulatory filings.

Mr. Harris has obtained a certificate in "Organizing and Managing a Public Company" from the Securities Program, Faculty of Business Administration, Simon Fraser University Harbour Centre in Vancouver. For twenty-five years, Mr. Harris was active in the music and recording industry, specializing in concert and event production, artist management and representation, and the production and marketing of recorded musical works. He also was active in the sports entertainment industry, specifically in connection with sports information technology used in Major League Baseball and PGA Golf.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Committees of the Board Of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. None of our directors is "independent" as that term is defined in Rule 121 of the American Stock Exchange listing standards as they are also or have recently been officers or employees of the Company. We plan to consider establishing a sufficient number of independent directors on our board and establishing various board committees during the current fiscal year.

Family Relationships

None of the directors or officers of our company are related to each other.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2006 all such filing requirements applicable to our officers and directors were complied with, except that Mr. Eyre and Mr. Macdonald each inadvertently failed to timely file a Form 3 and Form 4.

ITEM 10:          EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned more than $100,000 in 2006 (the "Named Executive Officers"):

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Eyres President, CEO and PEO	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Glen Macdonald Secretary, Treasurer, CFO and PAO	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Stock Options

We have not granted options to acquire shares of our common stock or made any stock awards to any of our directors or officers.

The following table sets forth information regarding compensation paid to each of our directors in 2006:

Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Michael Eyre	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Glen MacDonald	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Robert Harris	Nil	Nil	Nil	Nil	Nil	Nil	Nil

None of our directors have received monetary compensation since our incorporation to the date of this Annual Report.

Employment Agreements

We have not entered into any employment agreements or other such compensatory arrangements with our executive officers.

ITEM 11:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 26, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. To our knowledge, each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.
Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class
Directors and Officers:
Michael Eyre President, CEO, PEO and a director 2130 Westminster Highway., Suite 1100, Richmond, British Columbia, Canada	Nil	Nil
Glen Macdonald Secretary, Treasurer, CFO, PAO and a director 1600 Beach Avenue, Suite 905, Vancouver, British Columbia, Canada	Nil	Nil
Robert Harris A director Suite 1240, 666 Burrard Street, Vancouver, British Columbia, Canada	21,000,000	53.9%
All officers and directors as a group	21,000,000	53.9%
5% Shareholders:
Robert Harris A director Suite 1240, 666 Burrard Street, Vancouver, British Columbia, Canada	21,000,000	53.9%

The percent of class is based on 38,990,000 shares of common stock issued and outstanding as of the date of this Annual Report.

ITEM 12:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than a non-interest bearing, unsecured loan in the amount of $3,300 from Michael Eyre to us, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us.

ITEM 13: EXHIBITS
Exhibit Number	Description
3.1*	Articles of Incorporation.
3.2*	Bylaws.
10.1*	Mineral claim purchase agreement dated June 9, 2004.
10.2**	Share Exchange Agreement among CellCyte Genetics Corporation, CellCyte and the Vendors of CellCyte, dated January 26, 2007.
23.2*	Consent of William G. Timmins, with consent to use.
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Location map

*         Filed as an exhibit to our Registration Statement on Form SB-2 filed with the SEC on May 4, 2005.

**       Filed as an exhibit to our Current Report on Form 8-K filed on March 14, 2007.

ITEM 14:          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Morgan & Company, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2006
Audit Fees	$2,500	$7,500
Audit-related Fees	$3,100	$5,000
Tax Fees	Nil	Nil*
All other Fees	Nil	Nil*

*     Estimated.

Audit fees are the aggregate fees billed by our independent auditors for the audit of our annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Audited-related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph.

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

__________

CELLCYTE GENETICS CORPORATION

(Formerly Shepard Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2006

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
CellCyte Genetics Corporation
(formerly Shepard Inc)
(A Development Stage Company)

We have audited the accompanying balance sheets of CellCyte Genetics Corporation. (formerly Shepard Inc.) (a development stage company) as at December 31, 2006 and 2005, and the related statements of operations, cash flows, and stockholders' equity (deficiency) for each of the two years in the period ended December 31, 2006, and for the cumulative period from March 9, 2004 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 and 2005, and for the cumulative period from March 9, 2004 (date of inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses and negative cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada February 28, 2007	/s/ Morgan & Company Chartered Accountants

CELLCYTE GENETICS CORPORATION
(Formerly Shepard Inc.)
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2006	2005

ASSETS

Current
Cash and cash equivalents	$181	$18,669

LIABILITIES

Current
Accounts payable and accrued liabilities	$21,774	$7,205
Due to related party (Note 4)	3,300	-
	25,074	7,205

STOCKHOLDERS' EQUITY (DEFICIENCY)

Share Capital
Authorized:
525,000,000 common shares with a par value of $0.001

Issued:
38,990,000 common shares (2005-38,990,000 common shares)	38,990	38,990

Additional paid-in capital	(3,990)	(3,990)

Deficit Accumulated During The Development Stage	(59,893)	(23,536)
	(24,893)	11,464

	$181	$18,669

See accompanying notes

CELLCYTE GENETICS CORPORATION
(Formerly Shepard Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	YEAR ENDED DECEMBER 31	YEAR ENDED DECEMBER 31	CUMULATIVE PERIOD FROM INCEPTION MARCH 9 2004 TO DECEMBER 31

	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Mineral interest acquisition costs	-	-	2,053
Exploration expenses	-	5,000	5,000
Office and sundry	1,574	1,354	3,354
Professional fees	20,926	10,543	33,684
Regulatory fees	315	1,445	1,760
Transfer agent fees	13,542	500	14,042

Net Loss	$(36,357)	$(18,842)	$(59,893)

Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Shares Outstanding	38,990,000	38,990,000

See accompanying notes

CELLCYTE GENETICS CORPORATION
(Formerly Shepard Inc.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	MARCH 9
	ENDED	ENDED	2004 TO
	DECEMBER 31	DECEMBER 31	DECEMBER 31
	2006	2005	2006

Cash Flows From Operating Activities
Net Loss	$(36,357)	$(18,842)	$(59,893)

Items to reconcile net loss to net cash used in operating activities
Mineral interest acquisition costs	-	-	2,053
Accounts payable and accrued liabilities	14,569	2,572	21,774
Due to related party	3,300		3,300
	(18,488)	(16,270)	(32,766)

Cash Flows From Financing Activity
Issue of share capital	-	-	35,000

Cash Flows From Investing Activity
Mineral interest acquisition costs	-	-	(2,053)

Increase (Decrease) In Cash And Cash Equivalents During The Year	(18,488)	(16,270)	181

Cash And Cash Equivalents, Beginning Of Year	18,669	34,939	-

Cash And Cash Equivalents, End Of Year	$181	$18,669	$181

Supplementary Disclosure Of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes

CELLCYTE GENETICS CORPORATION
(Formerly Shepard Inc.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

PERIOD FROM DATE OF INCEPTION, MARCH 9, 2004,
TO DECEMBER 31, 2006

				DEFICIT
				ACCUMULATED
	COMMON SHARES		ADDITIONAL	DURING THE
		PAR	PAID-IN	EXPLORATION
	NUMBER	VALUE	CAPITAL	STAGE	TOTAL

Balance, March 9, 2004 (Date of inception)	-	$-	$-	$-	$-

Capital stock issued for cash:
May 2004 at $0.001	3,000,000	3,000	-	-	3,000
September 2004 at $0.01	2,500,000	2,500	22,500	-	25,000
September 2004 at $0.10	70,000	70	6,930	-	7,000
Net Loss	-	-	-	(4,694)	(4,694)

Balance, December 31, 2004	5,570,000	5,570	29,430	(4,694)	30,306

Net Loss	-	-	-	(18,842)	(18,842)

Balance, December 31, 2005	5,570,000	5,570	29,430	(23,536)	11,464

December 22, 2006 - Stock split adjustment	33,420,000	-	-	-	-

Net Loss	-	-	-	(36,537)	(36,537)

Balance, December 31, 2006	38,990,000	$5,570	$29,430	$(59,893)	$(24,893)

See accompanying notes

CELLCYTE GENETICS CORPORATION
(Formerly Shepard Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $59,893 for the period from March 9, 2004 (inception) to December 31, 2006, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

CELLCYTE GENETICS CORPORATION
(Formerly Shepard Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)   Exploration Costs

The Company expenses all exploration costs as incurred.

d)   Mineral Property Interests

The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

e)   Asset Impairment

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

f)   Foreign Currency Translation

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

CELLCYTE GENETICS CORPORATION
(Formerly Shepard Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)   Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and amounts due to related party approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)   Income Taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for taxable temporary differences, and operating loss, tax credit carryforwards and deferred tax liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

i)   Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has no potentially issuable common stock at December 31, 2006.

j)   Adoption of New Accounting Policy

Stock - Based Compensation

The Company has a stock-based compensation plan, whereby stock options are granted in accordance with the policies of regulatory authorities.

CELLCYTE GENETICS CORPORATION
(Formerly Shepard Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)   Adoption of New Accounting Policy (Continued)

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There was no change to the Company income from operations for the period ended December 31, 2006, than if it had continued to account for share-based compensation under APB No. 25.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

k)   Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

CELLCYTE GENETICS CORPORATION
(Formerly Shepard Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

3.     RECENT ACCOUNTING PRONOUNCEMENT

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

CELLCYTE GENETICS CORPORATION
(Formerly Shepard Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

3.     RECENT ACCOUNTING PRONOUNCEMENT (Continued)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

4.     DUE TO RELATED PARTY

Amounts due to a director are non-interest bearing, unsecured and repayable on demand.

5.     MINERAL PROSPECT

Pursuant to an agreement dated June 9, 2004, the Company has acquired a 100% interest, subject to a 2.5% production royalty, in a mineral prospect located in the Northwest Territories, Canada, for cash consideration of $2,053 and conducted a work program of $5,000. As at December 31, 2006, the Company abandoned its mineral claim prospect.

6.     COMMON STOCK

During the period from March 9, 2004 (inception) to December 31, 2004, the Company issued a total of 38,990,000 (post-split) common shares for total cash proceeds of $35,000.

On December 22, 2006, the Company effected a forward stock split on the basis of the issue of seven new common shares for the cancellation of 1 old common share.

At December 31, 2006, there were no outstanding stock options or warrants.

CELLCYTE GENETICS CORPORATION
(Formerly Shepard Inc.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

7.     INCOME TAXES

The Company has adopted the provisions of SFAS 109, "Accounting for Income Taxes". Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $59,900 of net operating loss carry-forwards available to offset taxable income in future years which expire through fiscal 2026. At December 31, 2006 and 2005, the valuation allowance established against the deferred tax assets was $21,000 and $8,200 respectively.

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:
	December 31, 2006 $	December 31, 2005 $
	----------------	----------------
Net Operating Loss Carry-forwards	59,900	23,500
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	21,000	8,200
Valuation Allowance	(21,000)	(8,200)
Net Deferred Tax Asset	-	-

8.     SUBSEQUENT EVENTS

a)   Proposed acquisition

On January 26, 2007, the Company entered into an agreement in principle with CellCyte Genetics, ("CellCyte"), a Washington corporation, and a shareholder of CellCyte (with the other shareholders of CellCyte to also be parties to a formal agreement to replace the agreement in principle) in connection with the proposed acquisition by the Company from the shareholders of CellCyte of all of the issued and outstanding shares in the capital of CellCyte.

The total purchase price for the shares of CellCyte consists of 16,000,000 restricted common shares in the capital of the Company. In addition, an officer and director of the Company is required to transfer an aggregate of 18,750,000 restricted common shares in the capital of the Company held by him to the shareholders of CellCyte and certain other shareholders of the Company will be required to transfer an aggregate of 2,500,000 common shares in the capital of the Company to the shareholders of CellCyte.

The Company, on its behalf and on behalf of certain investors, has agreed to use its commercially reasonable efforts to advance, by way of a loan to CellCyte, an aggregate principal sum of up to $1,000,000 bearing interest at a rate of 5% per annum, compounded semi-annually and not in advance, and maturing 120 calendar days from the date of the advancement of the principal sum. The principal sum and interest on the loan will be secured by way of a senior, subordinated (subordinated only to CellCyte's existing bank indebtedness), fixed and floating charge on all of the assets of CellCyte. Each of the investors will have the right and option, exercisable until the close of business on the date of maturity of the loan, to convert any principal sum, interest or any other sum owing under the loan to them into units of the Company at a price of $1.50 per unit, with each unit being comprised of one common share and one non-transferable share purchase warrant of the Company exercisable for a period ending on the earlier of 18 months from the date of issuance of the units and 12 months from the effective date of a registration statement to be filed to register the common shares underlying the warrants, if any.

Furthermore, an aggregate of $1,017,088 in principal and interest currently owing by CellCyte to certain of its creditors is expected to be settled through the issuance of units of the Company at a price of $1.50 per unit, with the terms and conditions of these units being the same as the units to be issued in respect of the loan described above.

All outstanding options to acquire shares in the capital of CellCyte will be exchanged for options to acquire an equivalent number of shares in the capital of the Company at an exercise price of $1.00 per share, and such options to acquire shares in the capital of CellCyte will be cancelled. All outstanding warrants to acquire shares in the capital of CellCyte will also be exchanged for warrants to acquire shares in the capital of the Company at a cashless exercise price of $1.50 per share, and the warrants to acquire shares in the capital of CellCyte will be cancelled.

The Company has agreed to raise, by way of a private placement of common shares or units of the Company, a minimum of $5,000,000 and a maximum of $6,500,000 at a subscription price of not less than $1.50 per common share or unit, with each unit being comprised of not greater than one common share and one non-transferable share purchase warrant of the Company, with each warrant being exercisable for not greater than one additional common share of the Company for a period ending at the earlier of 18 months from the date of issuance of the units and 12 months from the effective date of a proposed registration statement to register the common shares underlying the warrants, if any, at an exercise price of $3.00 per share. Not less than $4,000,000 from the private placement is to be advanced by the Company to CellCyte at the closing of the proposed purchase of the shares of CellCyte and up to $1,000,000 from the private placement may take the form of the loan described above.

b)   Name change

On February 16, 2007, the Company changed its name to CellCyte Genetics Corporation in anticipation of the proposed acquisition of CellCyte Genetics Corporation, a Washington State company.

__________

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLCYTE GENETICS CORPORATION
By	/s/ Michael Eyre Michael Eyre President, Chief Executive Officer, Principal Executive Officer and a director Date: March 26, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By	/s/ Michael Eyre Michael Eyre President, Chief Executive Officer, Principal Executive Officer and a director Date: March 26, 2007

By	/s/ Glen Macdonald Glen Macdonald Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and director Date: March 26, 2007

By	/s/ Robert Harris Robert Harris Director Date: March 26, 2007

__________