Form 10QSB
period 2007-03-31
CELLCYTE GENETICS CORP
filed 2007-05-21
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

☐         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52238

CELLCYTE GENETICS CORPORATION
(Name of small business issuer in its charter)

Nevada	20-8922870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 Carillon Point, Kirkland, Washington	98033
(Address of principal executive offices)	(Zip Code)

(425) 576-4106
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 59,854,225 shares of common stock as of May 18, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended March 31, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended March 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-QSB:

Description	Page
Consolidated Balance Sheets as at March 31, 2007 and December 31, 2006:	4
Interim Consolidated Statements of Operations for the Three Months ended March 31, 2007 and 2006 and for the period from January 14, 2005 (Date of Inception) to March 31, 2007:	5
Interim Consolidated Statements of Cash Flows for the Three Months ended March 31, 2007 and 2006 and for the period from January 14, 2005 (Date of Inception) to March 31, 2007:	6
Notes to Interim Consolidated Financial Statements:	7

__________

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS		
CURRENT ASSETS		
Cash and cash equivalents	$ 779,327	$ 287,750
Restricted cash	4,971,751	-
Prepaid expenses and deposits	5,946	1,200
Total Current Assets	5,757,024	288,950
OTHER ASSETS		
Intellectual property	464,817	369,666
Total Other Assets	464,817	369,666
TOTAL ASSETS	$ 6,221,841	$ 658,616
LIABILITIES AND STOCKHOLDERS' DEFICIT		
CURRENT LIABILITIES		
Accounts payable	$ 395,844	$ 305,064
Accrued expenses	-	45,000
Accrued interest	-	74,022
Due to related parties	4,000	-
Convertible notes	-	400,000
Total Current Liabilities	399,844	824,086
LONG-TERM LIABILITIES		
Convertible notes	-	535,000
Total Long-Term Liabilities	-	535,000
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)		
Common stock, $0.001 par value; 525,000,000 shares authorized, 59,854,225 and 200 shares issued and outstanding, respectively	59,854	200
Additional paid-in capital	7,276,553	-
Common stock purchase warrants	1,398,000	-
Accumulated deficit during development stage	(2,912,410)	(700,670)
Total Stockholders' Deficit	5,821,997	(700,470)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 6,221,841	$ 658,616

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

(Unaudited)

	Three Month Period Ended March 31, 2007	Three Month Period Ended March 31, 2006	From Inception (January 14, 2005) to March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net loss	$ (2,211,740)	$ (82,465)	$ (2,912,410)
Adjustments to reconcile net loss to net cash used by operating activities			
Amortization expense	6,476	5,876	33,232
Stock-based compensation	1,780,000	-	1,780,000
Decrease (increase) in assets			
Prepaid expense	-	9,000	-
Increase (decrease) in liabilities			
Accounts payable	58,719	107,722	363,783
Accrued interest	8,066	7,763	82,088
Accrued expenses	(45,000)	10,250	-
Net cash used by operating activities	(403,479)	58,146	(653,307)
CASH FLOWS FROM INVESTING ACTIVITIES:			
Intellectual property acquisition	(101,627)	(108,829)	(498,049)
Deposit	(4,746)	-	(5,946)
Cash acquired in reverse acquistion	1,429	-	1,429
Net cash used by investing activities	(104,944)	(108,829)	(502,566)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Proceeds from issuance of convertible notes	-	10,000	935,000
Proceeds from sale of common stock	5,971,751	-	5,971,951
Net cash provided by financing activities	5,971,751	10,000	6,906,951
Net increase in cash and cash equivalents	5,463,328	(40,683)	5,751,078
Cash and cash equivalents, beginning of period	287,750	52,444	-
Cash and cash equivalents, end of period	$ 5,751,078	$ 11,761	$ 5,751,078
SUPPLEMENTAL CASH FLOW DISCLOSURES:			
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The Company was incorporated as Shepard Inc. March 9, 2004 in the State of Nevada and changed its name to CellCyte Genetics Corporation ("CGN") effective February 16, 2007.

Effective January 19, 2007, CGN entered into an agreement in principle to acquire 100% of the issued and outstanding shares of CellCyte Genetics Corporation (a development stage enterprise) ("CGW"), a private Washington State corporation incorporated January 14, 2005, in exchange for 16,000,000 restricted shares of CGN's common stock, and the transfer of a further 18,750,000 shares of CGN's restricted common stock and 2,500,000 shares of CGN's non-restricted common stock from certain shareholders of CGN to the shareholders of CGW. Effective March 14, 2007, the acquisition of CGW was completed by the execution of a share exchange agreement (the "Agreement"), which, in addition to the share issuances and transfers described above, finalized certain other terms of the acquisition.

As a result of the completion of this acquisition and the related transactions as described in Note 3, the former shareholders of CGW own approximately 62% of the outstanding shares of common stock of CGN representing 37,250,000 of the 59,854,224 total issued and outstanding shares of common stock of CGN.

This acquisition is in essence a recapitalization of the Company and has been accounted for in accordance with the principles applicable to accounting for reverse acquisitions with CGW, the legal subsidiary, being treated as the accounting parent and CGN, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations and cash flows of the Company include those of CGW for all periods presented and those of CGN subsequent to the date of the reverse acquisition. The comparative balance sheet as at December 31, 2006 is that of CGW.

CGW is an emerging biotechnology company engaged in the discovery and development of stem cell therapeutic products. The Company is developing clinical-stage therapeutic agents and treatments for oncology, diabetes, heart, liver, lung and kidney diseases as well as for stem cell bone marrow and organ transplants. The Company's discoveries involve stem cell regimens without using embryonic stem cells. As the Company is in the development stage, it has not realized any revenues from its planned operations.

As shown in the accompanying financial statements, the Company has incurred significant losses since inception and has not generated any revenues to date. The future of the Company is dependent upon its ability to obtain sufficient financing and upon achieving future profitable operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Unaudited Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principals for interim financial information and with the instruction to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principals for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB and the Form 8-K dated March 30, 2007. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Basis of Consolidation

These consolidated financial statements include the accounts of CGW since its incorporation on January 14, 2005 and CGN. Since the reverse acquisition on March 14, 2007 (refer to Note 3), all inter-company balances and transactions have been eliminated.

Accounts Receivable

The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions. The Company had no receivables or bad debts at its annual reporting dates in the accompanying financial statements.

Cash and Cash Equivalents

The Company considers restricted cash, all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. The Company had no cash equivalents at March 31, 2007.

Concentration of Risks

The Company maintains its cash and cash equivalents in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits as of March 31, 2007, the Company's cash balances exceeded Federal Deposit Insurance Corporation limits at March 31, 2007 by approximately $679,327.

Earnings per Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been anti-dilutive. For all periods prior to the reverse acquisition, the number of shares outstanding is deemed to be the number of shares issued and transferred to the shareholders of CBW to effect the reverse acquisition, being 37,250,000.

Fair Value of Financial Instruments

The Company's financial instruments may consist of cash and cash equivalents, prepaid expenses and other deferred charges, accounts payable, accrued expenses and other current liabilities. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"), under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The provisions of SFAS No. 109 also require the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that the realization of such benefits is more likely than not. To the extent that it is more likely than not those benefits will not be received, the Company records a valuation allowance against the related deferred tax asset.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)

Intangible Assets

The Company's intangible assets primarily consist of patents and intellectual property, which are carried at the purchase price and/or the legal cost to obtain them. Patents and licenses are being amortized over their estimated useful lives, which range from seven to seventeen years.

Long-Lived Assets and Intangibles

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company examines on a periodic basis the carrying value of its tangible and intangible assets to determine whether there are any impairment losses. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. As of March 31, 2007, no asset impairments have been identified or recorded.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company's had no property and equipment assets at March 31, 2007. Expenditures for repairs and maintenance are expensed as incurred

Research and Development Costs

Research and development costs are expensed as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life of the related asset. The Company periodically reviews its capitalized intangible assets to assess recoverability based on the projected undiscounted cash flows from operations, and impairments are recognized in operating results when a permanent diminution in value occurs.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collection is probable. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a fee is based upon a variable such as acceptance by the customer, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company defers revenue and recognizes it when it becomes due and payable. The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If the Company determines that collection of a fee is not reasonably assured, revenue is deferred until the time collection becomes reasonably assured.

Revenue from support agreements is recognized on a straight-line basis over the life of the contract, although the fee is due and payable at the time the agreement is signed or upon annual renewal.

Stock-Based Compensation

The Company accounts for its stock option plan under the recognition and measurement principles of the revised statement to Statement of Financial Accounting Standards No. 123, "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R). The Company has recorded no stock-based compensation expense through March 31, 2007.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)

Use of Estimates

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates.

NOTE 3 - ACQUISITION OF CELLCYTE GENETICS CORPORATION

Effective January 19, 2007, CGN entered into an agreement in principle to acquire 100% of the issued and outstanding shares of CGW in exchange for 16,000,000 restricted shares of CGN's common stock, and the transfer of a further 18,750,000 shares of CGN's restricted common stock and 2,500,000 shares of CGN's non-restricted common stock from certain shareholders of CGN to the shareholders of CGW. Effective March 14, 2007, the acquisition of CGW was completed by the execution of a share exchange agreement (the "Agreement"), which, in addition to the share issuances and transfers described above, finalized the following terms of the acquisition: (i) the completion of a private placement of 3,981,164 units of CGN at a price of $1.50 per unit with each unit consisting of one common share of CGN and one warrant to acquire an additional common share of CGN at a price of $3.00 per share; (ii) the settlement of a total of $1,017,088 in debts of CGW through the issuance of units of CGN at a price of $1.50 per unit with each unit being consistent with the private placement units above; (iii) the replacement of 2,000,000 stock options previously outstanding in CGW with 2,000,000 stock options in CGN at a price of $1.50 per share; and (iv) the issuance of 205,000 restricted shares of CGN's common stock in exchange for 205,000 share purchase warrants previously outstanding in CGW.

At the completion of this acquisition and related transactions, the former shareholders of CGW owned approximately 62% of the outstanding shares of common stock of CGN representing 37,250,000 of the anticipated 59,854,224 total issued and outstanding shares of common stock of CGN.

Accordingly, the acquisition has been accounted for as a recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of CGW. Under reverse acquisition accounting CGW (the legal subsidiary) has been treated as the accounting parent (acquirer) and CGN (the legal parent) has been treated as the accounting subsidiary (acquiree). The value assigned to the common stock of consolidated CGN on acquisition of CGW is equal to the book value of the common stock of CGW plus the book value of the net assets of CGN as at the date of the acquisition as adjusted for certain concurrent transactions.

In accordance with the provisions for accounting for business combinations, the fair value of the options issued by CGN to replace options previously outstanding in CGW and the shares issued by CGN to replace warrants previously outstanding in CGW are considered part of the business combination purchase price. However, as these items are charged to CGN's share capital and deficit, they have no impact on the net book value of the net assets of CGN.

As at the date of the acquisition, the book value of the net assets of CGN was as follows:

Cash	$1,429
Accounts payable	(32,061)
Due to related party	(4,000)
Preliminary net assets (liabilities)	(34,632)
Concurrent share issuance on settlement of debt (see above)	1,017,088
Adjusted CGN net assets	$982,456

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)

The consolidated capital stock of the Company immediately following the acquisition is determined as follows:

CGW - book value of capital stock	$200
CGN - adjusted book value of net assets	982,456
Consolidated capital stock accounts post recapitalization	$982,656

Allocated as follows:
Common Stock - 55,873,060 common shares, $0.001 par value	$55,873
Additional paid-in capital	723,783
Common stock purchase warrants	203,000
$982,656

NOTE 4 - CONVERTIBLE DEBT

As of December 31, 2006, the CGW had issued a total of $935,000 of convertible promissory notes to certain private accredited investors. Accrued interest on the notes equaled approximately $74,022 at year end 2006.

The outstanding principal and interest on the promissory notes is payable by CellCyte in 2007 and 2008. The outstanding principal amount of the promissory notes and all unpaid interest is automatically convertible into CellCyte securities issued in a qualified equity or equity based financing or combination of equity financings with gross proceeds totaling at least $1,000,000. For purposes of determining the number of equity securities to be received by the holders of the 8% convertible promissory notes upon such exchange, such holders will be deemed to have tendered 100% of the outstanding principal amount of the promissory notes and all accrued but unpaid interest as payment of the purchase price in such qualified financing.

In the event CellCyte does not complete a qualified financing, CellCyte is obligated to repay the entire principal balance in 2007 and 2008. Interest on the outstanding principal balance of the notes shall be computed on the basis of the actual number of days elapsed and a year of three hundred and sixty (360) days and shall be payable on the maturity date by the Company in cash or, at the option of the Company, in shares of the Company's equity securities.

While the original debenture agreements called for the prospective issuance of warrants to the note holders, these warrants were never issued. In subsequent agreements, the holders of convertible notes agreed to relinquish any rights to warrants in view of the prospective conversion of their notes into shares of the Company's common stock. The Company's calculation of the warrants' fair value at the time of the debentures' issuance resulted in no value attributable to the warrants.

In connection with the reverse acquisition as described in Note 3, the convertible promissory notes and accrued interest totaling $1,017,088 were converted into units of CGN at a price of $1.50 per unit, resulting in the issuance of 678,060 units as described in detail in Note 3.

In addition, as a condition of the recapitalization, CGW issued 205,000 shares of common stock on replacement and settlement of the never issued common stock purchase warrants previously outstanding in CGW.

NOTE 5 - INTELLECTUAL PROPERTY

In 2006 and 2007, the Company paid a total of $25,000 and $90,000, respectively, in the execution of an intellectual property licensing agreement with U.S. Department of Veterans Affairs ("VA"). The license agreement relates to certain patents pending and contains royalty payment arrangements as well as funding guarantees. Because of certain internal VA intellectual property timeline problems regarding technology transfer to CellCyte, the VA has not required CellCyte to meet any funding requirements as of December 31, 2006. Because the VA was unable to transfer research notebooks, it precluded CellCyte from beginning technology development and securing related funding and/or grants. With the completion of the recent financing transaction CellCyte has now met the funding guarantee requirements included in the VA license.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)

At March 31, 2007 and year end 2006 and 2005, the Company had $70,002 of capitalized patents and $313,047, $301,420 and $160,474, respectively, of capitalized patents pending. These amounts consist of the legal fees expended to pursue and prosecute a range of patent claims related to stem cell delivery and purification.

The Company amortizes patents (and licenses for the use of patents) over their remaining estimated lives, which ranges from 7 to 17 years.
	March 31,	December 31,
	2007	2006
Licenses	$115,000	$25,000
Patents	70,002	70,002
Patents pending	313,047	301,420
Accumulated amortization	(33,232)	(26,756)
Licenses and patents, net	$464,817	$369,666

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its office and storage space, all of which are month to month. Rent expense relating to the operating leases was approximately $31,593 for the period ended March 31, 2007.

Subsequent to the period end March 31, 2007, the Company entered into a 63-month lease in a new facility in Bothell, Washington beginning April 1, 2007. Total commitment in leases cost for the term of the lease is approximately $1,590,123.

Executive Employment Contracts

In 2005, the Company entered into employment contracts with two key Company executives. As of March 31, 2007, these employment contracts have not been initiated because the executives agreed to forfeit the rights to any salaried compensation until such time as the Company's liquidity improves. Accordingly, there are no accrued expenses or liabilities associated with the contracts.

NOTE 7 - CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 38,990,000 shares of its common stock at December 31, 2005 and 2006, respectively.

During the period ended March 31, 2007, the issued common shares as follows:

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)

  16,000,000 shares of common stock were issued on acquisition of CGW as described in Note 3.

  3,981,164 units were issued at a price of $1.50 per unit for total proceeds of $5,971,751. Each unit consists of one common share of CGN and one warrant to acquire an additional common share of CGN at a price of $3.00 per share, exercisable for a period ending earlier of 18 months from date of issuance of the units or 12 months from the effective date of the proposed registration statement.

  678,060 units were issued on settlement of convertible promissory notes and accrued interest totaling $1,017,088 at a price of $1.50 per unit with each unit being consistent with the private placement units above.

  205,000 shares of common stock with an estimated fair value of $246,000 were issued on replacement and settlement of the never issued common stock purchase warrants previously outstanding in CGW as described in Note 4.

The estimated fair value of the warrants issued in connection with the financing and debt settlement of $1,398,000 has been recorded as a separate component of stockholders' equity and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 1.50 years; risk-free interest rate of 4.90%; dividend yield of 0%; and expected volatility of 100%.

NOTE 8 - COMMON STOCK OPTIONS

CGW common stock options

In 2005, CCW adopted the 2005 Stock Option/Restricted Stock (hereinafter "the Plan") under which 5,450,000 shares of common stock were reserved for issuance under qualified options, nonqualified options, stock appreciation rights and other awards as set forth in the plan.

During 2005 and 2006, CCW agreed to issue a total of 575,000 common stock options at an exercise price of $0.10 per share to consultants to CCW. The options fair value was determined to be $0 based upon CCW calculation using the Black-Scholes option pricing calculation formula and CCW subsequently rescinded its agreement to issue options.

CGN common stock options

In connection with the recapitalization as described in Note 3, CGN granted a total of 2,000,000 options to replace the 2,000,000 options previously outstanding in CGW. In accordance with the provisions for accounting for business combinations, the fair value of the options of $1,780,000 is considered part of the business combination purchase price. The Company determined the fair value of these stock options using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 10 years; risk-free interest rate of 4.70%; dividend yield of 0%; and expected volatility of 100%.

NOTE 9 - RELATED PARTY TRANSACTIONS

Two officers who are also members of the Company's board of directors served as consultants to the Company on various business, strategic, and technical issues. The Company paid and expensed a total of $143,000 for these services in 2005, $144,000 for these services in 2006 and $100,000 through March 31, 2007. In addition to the fees, reimbursable expenses were also paid under this contract. The total amount paid for these expenses was $43,187 in 2005, $41,040 in 2006 and $31,634 through March 31, 2007. The use of officers as contractors is considered an interim arrangement while the Company was in startup operations.

__________

Item 2.               Management's Discussion and Analysis

As used in this Quarterly Report: (i) the terms "Company", "our company", "we", "us" and "our" refer to CellCyte Genetics Corporation, a Nevada corporation, and its subsidiaries, unless the context requires otherwise; (ii) references to "CellCyte" mean CellCyte Genetics Corporation, a Washington corporation; and (iii) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended March 31, 2007 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the three months ended March 31, 2007 included in this Quarterly Report, (ii) our Current Report on Form 8-K filed with the SEC on April 6, 2007, including the financial statements set forth therein and (iii) our Annual Report on Form 10-KSB for the year ended December 31, 2006, including our annual audited financial statements set forth therein.

Overview

General

We were incorporated under the laws of the State of Nevada on March 9, 2004 under the name "Shepard Inc.". On December 22, 2006, we effected a forward split of our shares of common stock on the basis of seven new shares of common stock for each one share of common stock outstanding on that date and increased our authorized share capital from 75,000,000 shares of common stock to 525,000,000 shares of common stock. On February 16, 2007, Shepard Inc. was merged with a wholly-owned subsidiary, CellCyte Genetics Corporation, the Nevada corporation, in contemplation of the acquisition of all of the issued and outstanding shares of CellCyte and the name of our Company was changed to CellCyte Genetics Corporation.

Our Prior Business

We were an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discovered. Prior to our most recent year ended December 31, 2006, we owned a 100% beneficial interest in one mineral claim known as the CB-1 claim.

During the last fiscal year, we retained an independent geologist to conduct exploration on the CB-1 claim and to provide us with recommendations for additional exploration on the property. All rock samples that were taken from the property during exploration did not contain any significant quantities of gold. In addition, we were not able to locate any other zones of altered rock on the CB-1 claim which could possibly host economic mineralization. Accordingly, we do not plan to conduct any further exploration of the CB-1 claim and we plan to allow the claim to expire.

See our annual report on Form 10-KSB for the year ended December 31, 2006, for information relating to our business prior to the acquisition of CellCyte.

The CellCyte Acquisition

On March 30, 2007, we completed the acquisition of all of the issued and outstanding shares (the "Purchased Shares") of CellCyte (the "Closing") pursuant to a Share Exchange Agreement among CellCyte, the shareholders of CellCyte (the "Vendors") and the Company dated as fully executed on March 14, 2007 (the "Share Exchange Agreement"). The Share Exchange Agreement replaced, in its entirety, the terms and conditions of our previous Agreement In Principle, dated for reference January 17, 2006 as fully executed on January 26, 2007 (the "Agreement In Principle"), as previously entered into among the Company, CellCyte and a principal Vendor of CellCyte; all as envisioned by the terms and conditions of the Agreement In Principle (and, collectively, the "CellCyte Acquisition" herein).

In accordance with the terms and conditions of the Share Exchange Agreement the total purchase price for the Purchased Shares consisted of the issuance from treasury by the Company to the order and direction of the Vendors at Closing of an aggregate of 16,000,000 restricted common shares in the capital of the Company at a deemed issuance price of $1.50 per common share. In addition, and in accordance with the terms of the Share Exchange Agreement and at the Closing of the CellCyte Acquisition: (i) Robert Harris, a current director of our Company, transferred an aggregate of 18,750,000 restricted common shares in the capital of the Company held by him to the order and direction of the Vendors at a deemed transfer price of $0.001 per common share; and (ii) certain other shareholders of the Company transferred at closing an aggregate of 2,500,000 common shares in the capital of the Company to the order and direction of the Vendors at the same deemed transfer price.

Pursuant to the terms of each of the original Agreement In Principle and the resulting Share Exchange Agreement, the Company, on its behalf and on behalf of certain investors (each a "Lender"), had, on or about January 26, 2007, loaned to CellCyte (the "Loan") the aggregate principal sum of $1,000,000. Interest on such Loan accrued at a rate of 5% per annum, compounded semi-annually and not in advance, and the Loan was to mature 120 calendar days from the date of the advancement of the principal sum. The principal sum and interest on the Loan was secured by way of a senior, subordinated (subordinated only to our existing bank indebtedness), fixed and floating charge on all of the assets of CellCyte. Under the terms of the Share Exchange Agreement, each of the Lenders had the right and option, exercisable until the close of business on the date of maturity of the Loan, to convert any principal sum, interest or any other sum owing under the Loan to such Lender into units of the Company (each a "Loan Unit"), at a deemed conversion price of $1.50 per Loan Unit, with each Loan Unit being comprised of one common share and one non-transferable share purchase warrant of the Company (each a "Loan Warrant") exercisable for a period ending on the earlier of 18 months from the date of issuance of the Loan Units by the Company and 12 months from the effective date of the Company's proposed registration statement to be filed to register the common shares underlying the Loan Warrants, if any, at an exercise price of $3.00 per common share. The Lenders had the right to convert after the date of maturity at the discretion of the Company.

Under the terms of the Share Exchange Agreement, at the Closing of the CellCyte Acquisition an aggregate of $1,017,088 in principal and interest owing by CellCyte to certain of its creditors (collectively, the "CellCyte Indebtedness") was settled through the issuance of an aggregate of 678,060 units of the Company (each a "Conversion Unit"), at a deemed settlement price of $1.50 per Conversion Unit, with each such Conversion Unit having the same terms and conditions as set forth for the Loan Units of the Company as described above.

In addition, and at the Closing of the CellCyte Acquisition, all outstanding options to acquire shares in the capital of CellCyte were exchanged for options to acquire an aggregate of 2,000,000 common shares in the capital of the Company at an exercise price of $1.50 per share for a period of five years, and all options to acquire shares in the capital of CellCyte were cancelled. In addition, and again at Closing, all outstanding warrants to acquire shares in the capital of CellCyte were exchanged for 205,000 shares in the capital of the Company, and all warrants to acquire shares in the capital of CellCyte were also cancelled.

In accordance with the terms of the Share Exchange Agreement, and at Closing, the Company raised, by way of a private placement of units of the Company (the "Private Placement"), a total of $5,971,751 at a subscription price of $1.50 per unit (each a "Private Placement Unit"), with each Private Placement Unit being comprised of one common share and one non-transferable share purchase warrant of the Company with each warrant being exercisable for one additional common share of the Company on the same terms and conditions for exercise as set forth for the Loan Warrants. An aggregate of $4,971,751 from the Private Placement was advanced by the Company to CellCyte at Closing, and at Closing and each of the Lenders, the Company and CellCyte agreed that the original Loan of $1,000,000 would be converted for Loan Units in the manner as set forth above.

As a consequence of our Company's acquisition of CellCyte, our business is now focused on the discovery and development of stem cell enabling therapeutic products.

Accounting Treatment

The CellCyte Acquisition constitutes a recapitalization of the Company and has been accounted for in accordance with principles applicable to accounting for reverse acquisitions with CellCyte, the legal subsidiary, being treated as the accounting parent and the Company, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations and cash flows of the Company set forth in this Quarterly Report include those of CellCyte for all periods presented and those of the Company subsequent to the date of the CellCyte Acquisition. The comparative balance sheet as at December 31, 2006 is that of CellCyte.

Our Business

Overview

CellCyte was organized under the laws of the State of Washington, U.S.A., on January 14, 2005.

As a result of the acquisition of CellCyte, we are a development stage biotechnology company involved in the discovery and development of stem cell enabling therapeutic products.

Stem cells are unprogrammed cells in the human body that could be described as 'shape shifters'. These cells have the ability to change into other types of cells. Stem cells are at the center of the new field of regenerative medicine. Because stem cells can become bone, muscle, cartilage and other specialized types of cells, they have the potential to treat many diseases, including coronary disease, parkinson's, alzheimer's, diabetes and cancer. They are also being used to regenerate organs, and could potentially reduce the need for organ transplants and related surgeries.

Stem cells can typically be broken into five types:

  Embryonic Stem Cells - stem cells taken from human embryos;

  Fetal Stem Cells - stem cells taken from aborted fetal tissue;

  Umbilical Stem Cells - stem cells take from umbilical cords;

  Adult Stem Cells - stem cells taken from adult tissue; and

  Amniotic Stem Cells - stem cells taken from human amniotic fluid.

Embryonic, amniotic and fetal stem cells have the potential to morph into a greater variety of cells than adult stem cells.

In April 2001, researchers at UCLA and the University of Pittsburgh found stem cells in fat drawn out of liposuction patients. More recently, in January 2007, researchers at Wake Forest University School of Medicine and the Harvard University School of Medicine Unit discovered that stem cells from the amniotic fluid of pregnant women could be retrieved and cultivated. Previously, stem cells were found only in bone marrow, brain tissue and fetal tissue which are sources that have raised both logistical and ethical issues. Stem cells from fat have the ability to mature into other types of specific cells, including muscle, bone and cartilage, but how many other types is still unknown.

Prior to being transplanted into a person's tissue to begin regeneration of that tissue, stem cells have to go through differentiation. Differentiation is the process by which scientists pre-specialize the stem cells, almost like pre-programming the stem cells to become specific cells. These cells are then injected into the area of the body being targeted for tissue regeneration. When stem cells come into contact with growth chemicals in the body, the chemicals program the stem cells to grow into the tissue surrounding it.

Stem cells are already being used to treat leukemia and some joint repairs. For example, a bone-marrow transplant is accomplished by injecting stem cells from a donor into the bloodstream of the patient. Stem cells from bone marrow also have the ability to repair the liver. Researchers are studying stem cells to find out if they could correct brain damage resulting from parkinson's disease.

Our Products

We have discovered and are developing certain stem cell enabling therapeutic products. These therapeutic products make it possible for the first delivery of stem cells through a patient's own circulatory vascular system directly targeting those cells to a specific diseased or damaged organ.

These discoveries are the first stem cell enabling drugs to enter Investigational New Drug ("IND") supported by the United States Food and Drug Administration ("FDA") clinical trials and they offer applicability across a number of diseases. These products are expected to be supplied in a single use vial form with the first product launch scheduled for 2010.

Fundamentally, our discoveries are the operating (or delivery) systems and platforms that stem cells require to become viable therapeutic applications. Our management has strategically combined the company's therapeutic discoveries with platforms of proven and synergistic device technologies that have repeatedly been demonstrated to enhance stem cell interventions and other cellular therapy approaches. This has provided us with both a therapeutic product pipeline and a proven device division with opportunities in drug development, research and therapeutic interventions.

We have an extensive and broad intellectual property framework and product pipeline consisting of United States patents issued, United States patents pending and eleven foreign patents pending covering numerous therapeutic discoveries relating to stem cell organ delivery and repair compounds. In addition, the company has patents pending for an adenocarcinoma tumor diagnostic and patents pending for the discovery of a novel technology that can deliver any cell type to the liver.

Therapeutic Pipeline

Stem Cell Organ Delivery, Retention and Repair

Two unmet significant challenges and hindrances to stem cell organ repair, regeneration and curative treatments have been the lack of a non-invasive, non-damaging technology to deliver adequate quantities of stem cells to a specific diseased, damaged or dying organ, and the lack of a method or mechanism to keep the stem cells in the organ. These have been the essential barriers considered necessary to be overcome before any foreseeable and reasonable organ repair or organ curative regeneration therapeutic procedure can take place.

Targeting delivery to and retention of stem cells in specific organs are our lead therapeutic technologies. These discoveries offer treatments across a broad number of diseases and are significant advancements in the pursuit of a medically viable procedure to deliver stem cells to damaged, diseased or dying organs and to repair those organs.

Our discoveries permit the first delivery and retention of stem cells through the organ's circulatory vascular system, where the cells are nourished and encouraged to differentiate under optimal conditions into muscle and tissue. These discoveries have been proven in extensive late-stage animal studies to allow non-invasive and non-destructive delivery of both haematopoietic (blood forming) CD34+ and mesenchymal (MSC) stem cells without damage to the organ. We believe that these discoveries will enable delivery and organ cell retention of stem cells derived from any source.

These compounds' products are proprietary, organ specific and precisely target and deliver stem cells to the heart, CCG-TH3O, liver, CCG-TL35, or the lung, CCG-TL4O. The company is also in late-stage development and analyzing data on an additional formulation, CCG-TK45, which has shown to target, deliver and retain stem cells in the kidney for repair. In the future the company plans to explore the delivery of stem cells to any region of the body including the brain, where they can take up residency and repair damaged areas.

In the discovery and development of these compounds, years of the most extensive human stem cell nuclear imaging studies to date in animals were conducted. Combining histological staining of the human stem cells, these studies confirmed that the compositions precisely delivered the stem cells. Furthermore, it showed that the compositions contained a signaling mechanism that also kept the stem cells in the desired organ. Additionally, the industry's most extensive stem cell biodistribution studies were completed. These studies further verified that the stem cells remained in the specific organ under optimal conditions and rapidly began differentiating into vital tissue and muscle cells needed for organ repair and regeneration.

To date, other stem cell organ research and clinical trials have focused stem cell interventions, mostly on the heart. Organs, such as the liver, lung and kidney present more significant delivery challenges due to their structure and high susceptibility to damage, leaving the present invasive techniques being used in heart studies as a less viable option. The ability of our compounds to deliver stem cells through the circulatory/vascular system and retain the cells in a specific organ open therapeutic opportunities for repair and regeneration of organs, and for us to become the gatekeeper for all stem cell organ delivery methodologies.

The first organ we have scheduled to enter human clinical trials is the heart. Until now, all research and methods for administering stem cells to damaged heart muscle and tissue has been by injection into and around the damaged tissue areas of the heart via catheter, needle or open-heart surgery. The most recent clinical trials where published in September 2007, in the New England Journal of Medicine demonstrating that the majority of the administered stem cells leak out of the heart injection site (only 1-3% remains) and the invasive nature of the procedure resulted in further damage to the already impaired heart. Our preclinical studies have shown that one administration through a standard IV into the circulatory/vascular system with our proprietary composition prior to stem cell infusion resulted in over 77% of the stem cells delivered to the heart and remaining in the heart where they differentiated into heart cells.

Our suite of proprietary stem cell delivery compounds are obtained from existing FDA approved processes currently used in the blood industry. The purified compounds are proprietarily modified before they are formulated and placed into single use vials. The company is advancing compound CCG-TH3O into human trials for repair of the heart with an IND submission scheduled for the second half of 2007, and phase I clinical trials are expected to begin shortly thereafter. Due to the technology's similarities, we anticipate that an IND for the liver compound, CCG-TL35 and lung compound CCGTL4O will follow within months of compound CCG-TH3O for the heart. Because of the importance of these discoveries and their lack of toxicity and safety concerns, we plan to seek FDA fast track designation once the appropriate IND is filed.

We are also pursuing an application to allow patients to use their own stem cells to repair their damaged organs. This procedure was not a reality until discovery of our stem cell delivery and organ targeting compounds. The approach will be to administer granulocyte-colony stimulating factor (G-CSF), the current standard of medicine used to mobilize stem cells from the patients own bone marrow into their bloodstream. Once the cells are in the bloodstream, the patient's damaged organ will be treated non-invasively, via IV delivery with compound, CCG-TH3O and the patients own stem cells are expected to migrate directly to the damaged organ, remain there and initiate repair. In a patient suffering from a heart attack, no time would be lost waiting for matching donor cells, as this intervention could be performed within a few hours after the heart attack. Being able to intervene quickly lessens further damage to the heart, so there is less need for organ regeneration. We believe that this technology could become the first-line intervention after the patient is stabilized.

This technology is also being developed to play a role as a standard procedure in organ transplants. This is the first technology believed to have several applications in organ transplant, e.g., maintaining a patient's organ waiting for a transplant, providing and extending the life of the donor organ and reducing or perhaps eliminating organ rejection after transplant. The therapy could also provide treatment to patients who are not eligible for transplantation, such as infants too small to accept organs or patients with diseases that render them unable to withstand long and complex organ transplant surgery.

We are working closely with Swedish Medical Center in Seattle and their internationally recognized organ transplant group, with the Hope Heart Program at the Benaroya Research Institute in Seattle, as well as with other international transplant physicians to further this intervention. Between heart and liver alone, the International Society of Organ Transplants estimates there are over 8,000 transplants each year in the United States totaling estimated direct and non-direct costs over $6 billion. It is further estimated that 20% of all organ donations are rendered useless as the organs die or become compromised before they can be transplanted.

Cell Targeting to the Liver

There are a large number of diseases that affect the liver such as haemophilia, cirrhosis, hepatitis, alcoholic liver disease, non-alcoholic steatohepatitis (NASH), and diabetes. Another of our discoveries is the technology that can direct various cells to the liver and keep the cell in the organ. This technology is product based, to be supplied in a single use vial, is easily administered and could be a significant step toward a cure for many liver diseases.

Specifically, in the case of diabetics, the beta cell portion of the islet cell is destroyed in the pancreas. Islets are now being implanted into the liver where they produce insulin. The procedure is long, invasive and the cells do not stay longer than 12 to 24 months, therefore requiring repeat procedures. Administering the islet cells using our technology could allow for non-invasive implantation of the islet cells, and longer duration of insulin production would be expected as our technology may enhance organ specific cell delivery by up to 25 fold. Due to the product/process synergies with compound CCG-TL35, an IND for this compound could follow closely after the initiation of clinical studies in the heart.

Furthermore, using our 3-dimensional cell expansion technology, expanded islet cells from a patient could be banked in the event more islet cells are needed. This would open vast new liver therapeutic treatments.

Trafficking Stem Cells to the Bone Marrow

Stem cell trafficking for use in bone marrow transplants is a compound we are developing. The compound is to be supplied in a single use vial form and administered through an IV before the stem cell bone marrow transplant procedure. This compound is believed to direct the stem cells to stay in the blood circulation rather than the cells accumulating in the lungs and liver as is now the case.

Through our research, it was discovered that the liver and lungs contain unknown stem cell receptor sites that physiologically attract and gather stem cells. We are developing a novel compound, CCG-T50, to block these receptor sites. In doing so, the stem cells migrated directly to the bone marrow, therefore increasing the effective dose of stem cells available for engraftment and restoration of the body's immune system. With the increased amount of stem cells available for engraftment the current lengthy time for reconstitution of a patient's blood and immune system has been shown to be greatly reduced. With a more rapid and higher quality engraftment, fewer complications are expected, including marked decreases in immune responses, reductions in the risk of graft versus host disease (GVHD), and fewer patient deaths. An infection or a simple cold, which cannot be controlled with drugs while the patient's immune system is compromised while awaiting stem cell engraftment, can be terminal. In addition, this product is believed to have anti-inflammatory properties, which are seen to further lessen the possibility of GVHD.

Clinical trials to demonstrate efficacy for this product will average two weeks per patient and the FDA will not require patients to be followed for several years as is the case with many other product candidates. The company is hopeful of FDA approval in a relatively short timeframe. Phase I clinical trials on this product are expected to begin in 2007.

Oncology - Adenocarcinoma Tumor Detection

Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells. According to the National Cancer Institute, cancer is a major cause of death in the United States, second only to cardiovascular disease. Despite significant progress in researchers understanding of ovarian, breast, prostate and colon cancers (adenocarcinoma tumors) early detection still remains largely unsatisfactory.

One of our more advanced licensed technologies is the only known adenocarcinoma tumor detection that can spot tumors at their very earliest stage. This technology has the potential to set new standards for early cancer detection and overcome the limitations of current cancer diagnostics by identifying a specific tumor biomarker indicating the presence of a tumor before symptoms begin, and when the opportunity for a cure is highest. Beyond a diagnostic, this technology could provide a therapeutic option for adenocarcinoma tumors as well. This discovery is a highly specific intervention for ovarian, breast, prostate and colon cancers.

This technology has already entered an FDA approved Phase I clinical trial on women with metastatic breast cancer and on women with ovarian cancer. The patient's white blood cells were isolated from the patient's blood, cultured with our proprietary peptide, CCG-T55 to a specific marker inherent in adenocarcinoma cancer tumor cells. This resulted in production of Cytotoxic T lymphocyte (CTLLJs) that are specific to adenocarcinoma cancer tumor cells. This novel technology detected tumors the size of a grain of rice (-P2 mm) containing only a few cancer cells. This is compared to current tumor diagnostics that are only capable of finding much larger tumors (5-10 mm) the size of a pea, containing hundreds or thousands of cancer cells.

A finding in preclinical research was discovered when mice implanted with human breast cancer cells (adenocarcinomas) lived more than twice as long as those not treated with this technology. This finding provides an opportunity for this technology to be become an additional therapeutic intervention for physicians to target tumors at their very earliest stage, before they proliferate to an advanced life threatening phase. This technology is expected to be developed in collaboration with a major pharma or biotechnology company.

Our Device Division

Cell Expansion

We purchased cell expansion technology as a complementary addition to our therapeutic portfolio. The technology has patents issued and is in the manufacturing stage, with the device slated for market entry within 12 months. This is a three-dimensional bioreactor cell expansion and incubation technology. The single use bioreactor chamber can emulate human body tissues and has already proven successful in growing, expanding and extending the life of 14 different cell lines, including embryonic stem cells. Stem cells, islet cells and other cells are significantly influenced by oxygen, and this technology has demonstrated superior oxygenation of any cell compared to all other methods for growing and expanding cells. One of our three-dimensional bioreactor chambers, for example, can grow 10 billion cells because of its oxygenation ability. We are continuing to expand and plan to leverage this technology.

As an example, stem cells collected from one individual's cord blood can only treat a child or a small adult one time, although therapy requires more. Once a person reaches a certain weight (approximately 150 pounds) there are not enough stem cells from a single individual's cord blood for a therapeutic intervention. Our technology is believed to make possible the treatment of many patients from one cord blood collection. Achieving this objective would reduce the number of necessary cord blood collections and importantly, once a match is found, permit the expansion of the matching stem cells for multiple therapeutic interventions.

A significant potential application of this technology is in the treatment of multiple myeloma. These treatments have not been possible to date, because the stem cells required for these interventions must be immunologically identical and supplied in significant numbers. We believe our technology will now enable sufficient quantities of patient matched stem cells to be supplied in a vial form for this therapeutic treatment and may enable other new stem cell interventions.

Still another application which we are working in conjunction with the Pacific Northwest Research Institute and the University of British Columbia in Vancouver, Canada (which has North America's largest islet cell transplant centre) is using our cell expansion device to both extend the life of islet cells and for the first expansion of islet cells for use in diabetic patients. Either of these applications would be a significant therapeutic advancement to treat diabetes, one of the worlds most pervasive, debilitating and growing diseases.

As stated previously, our cell expansion device emulates human body tissues, and for that reason physicians in diabetes research institutions are exploring the possibility for its use as an artificial pancreas for islet cells to reside and produce insulin. It is envisioned that through a relatively simple procedure, a miniaturized version of the devise could be implanted in the abdominal area of the patient just under the skin, mush like a pacemaker.

An additional application for this technology is the expansion of stem cells and other cells for third world countries and minorities, as stem cell banks for these populations are very limited or do not currently exist. Further adding to our revenues, our cell expansion technology has already provided collaboration opportunities with researchers across a wide range of disciplines.

Stem Cell Purification

Our stem cell purification platform is a second-generation stem cell purification technology based on a proven immunoaffinity capture for stem cells. Our co-founder, Dr. Ronald W. Berninger, successfully developed the first generation of this technology. This technology's first generation has undergone successful clinical trials involving 3,500 patients in 250 clinics in 28 countries and 60 cancer centers in the United States saving many lives, and has received FDA approval, as well as European regulatory approvals.

The second generation system has been designed to be significantly more robust with an emphasis on supporting our stem cell organ targeting and delivery technologies. Additional revenue applications are in traditional stem cell bone marrow transplants, where purified stem cells are required for self-donor transplants to assure cancer free blood regeneration. Highly purified stem cells from bone marrow eliminate T cells which reduces GVHD immune response, a serious complication in bone marrow transplant. We will use our purification platform for applications in cancer, genetic blood disorders, and autoimmune disease.

Our plan of operations includes critical mass in the research, clinical, drug development and therapeutic markets by offering the most commercially viable purification technology. The FDA is driving these markets and have indicated they will require companies to show biodistribution in clinical trials, i.e., where stem cells go and to be able to account for them. Such trials will require purified stem cells in the form of a pharmaceutical grade therapeutic agent.

Our Business Model

Our business model focuses on the parallel development of products having multiple and complementary applications to treat a variety of diseases in large markets. We plan to focus on industry-leading technologies far along the research and development pathway offering significant breakthroughs, carrying both strong defendable and supportive clinical data with technologically dominant intellectual property positions.

We believe this model offers the shortest timeline to FDA approval for our therapeutic products and a pathway to begin generating revenues. We believe our technologies and the following strategies will make this possible:

Focus on Synergistic Technologies

We plan on only developing and commercializing breakthrough discoveries with large market demand that have undergone extensive research with defendable and positive outcomes. Our broad product platform was chosen because it offers a wide range of possible commercial and therapeutic applications, either individually or in combination with our other product candidates or those of other companies. We believe this approach will afford us the opportunity to quickly advance our research and broaden our intellectual property portfolio while mitigating many of the risks and costs of early stage clinical development.

In that regard, the CTLs required for our adenocarcinoma tumors detection I therapeutic technology will be grown and produced using our cell expansion technology. We also intend to move research forward for expansion of islet cells and as an implantable device. We believe these synergistic technologies further advance and leverage our plan for early revenues beyond those that may also be obtained via collaborative or development agreements with other companies.

FDA Approval Process

A significant part of our plan of operations is to work proactively with the FDA and to be a leading force in moving its compounds forward in the regulatory environment. We have attracted top regulatory experts to our team and in early IND enabling discussions have received constructive direction that will support timely IND filings for initiation of phase I studies for its products.

Our plan is to strategically select product candidates that through minor modifications could have multiple disease applications and which may afford us the opportunity to further support the IND enabling preclinical research. The potential benefits to these so-called piggy-back technologies (medications/regimens altered for more than one indication) are that subsequent compounds may have an accelerated path into the clinic and full studies are most often not required, as FDA approval is more likely to be granted on an indication extension basis rather than as a new drug. We believe that many of our product candidates could qualify for the FDAs Fast Track status and intends to seek those designations once the INDs are filed.

Licensing and Acquisitions

We have licensed and acquired product candidates and plan to continue to do so in the future. This strategy is expected to continue to lessen its development costs, expand its intellectual property pipeline, shorten time to commercialization, and offer broad marketing and early revenue opportunities.

For example, we have finalized exclusive worldwide licenses from the Department of Veteran Affairs for six lead therapeutic product candidates, as well as two additional technologies. We have acquired intellectual property assets of a biotechnology company including two additional issued patents.

Collaboration

We intend to continue to seek collaborations with biotechnology, pharmaceutical and research organizations that would enhance the development and speed to market of our product candidates. We have had advanced discussions with two major pharmaceutical companies that could lead to collaborations designed to enable it to retain a significant portion of the potential economic benefit while offsetting a substantial portion of the financial burden of final development and marketing of its therapeutic candidates. We have also identified potential product candidates of other companies that have not yet been shown to be viable therapeutics, but which we believe may do so in combination with one or more of its technologies.

We have not generated any revenues to date and have incurred operating losses since inception.

As at March 31, 2007, we had cash in the amount of approximately $779,327, restricted cash in the amount of $4,971,751 and working capital of $5,357,180. Our planned expenditures over the next twelve months are expected to amount to approximately $6,700,000 and will exceed our cash reserves and working capital. We presently do not have sufficient cash to fund our operations for more than the next 10 months. We anticipate that we will require additional financing in order to pursue our plan of operations for the next twelve months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

Beyond the next 12 months, we will be required to obtain additional financing in order to continue to pursue our plan of operations. It is anticipated that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations going forward. If we do not obtain additional financing, we may be forced to abandon our business activities and plan of operations.

Patents, Proprietary Rights and Licenses

We believe that proprietary protection of our therapeutic products is critical to our business. We vigorously seek out intellectual property that we believe might be useful in connection with our products, and have an aggressive program of protecting our intellectual property. We believe that our know-how will also provide a significant competitive advantage, and intend to continue to develop and protect our proprietary know-how. We may also from time to time seek to acquire licenses to important externally developed technologies.

We have exclusive or non-exclusive rights to a portfolio of patents and patent applications related to our products and methods of deriving and using them. These patents and patent applications relate to compositions of matter, methods of obtaining such cells, and methods for preparing, transplanting and utilizing such cells. Currently, our United States patent portfolio includes two issued United States patents. More than three additional patent applications are pending. In addition, we have foreign counterparts to many of the United States applications and patents; counterparts to 11 United States patents or applications have issued in various countries. We also rely upon trade-secret protection for our confidential and proprietary information and takes active measures to control access to that information.

Our policy is to require our employees, consultants and significant scientific collaborators and sponsored researchers to execute confidentiality agreements upon the commencement of an employment or consulting relationship. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual in the course of rendering services to us shall be our exclusive property.

We have obtained exclusive license rights from the United States Department of Veteran Affairs to technologies, processes and compounds that we believe may be important to the development of our products. These agreements typically require us to pay license fees, meet certain diligence obligations and, upon commercial introduction of certain products, pay royalties. These licenses may be cancelled or converted to non-exclusive licenses if we fail to use the relevant technology or breaches the agreements. Loss of such licenses could expose us to the risks of third party patents and/or technology. There can be no assurance that any of these licenses will provide effective protection against competitors.

The patent positions of biotechnology companies, including our company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued. Consequently, we do not know whether any pending applications will result in the issuance of patents, or if any existing or future patents will provide significant protection or commercial advantage or will be circumvented by others. Since patent applications are secret until the applications are published (usually eighteen months after the earliest effective filing date), and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each pending patent applications or that we were the first to file patent applications for such inventions. There can be no assurance that patents will issue from pending or future patent applications or, if issued, that such patents will be of commercial benefit to us, afford us adequate protection from competing products, or not be challenged or declared invalid.

In the event that a third party has also filed a patent application relating to inventions claimed in our patent applications, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and cost, even if the eventual outcome is favorable to us . There can be no assurance that our patents, if issued, would be held valid by a court of competent jurisdiction.

A number of biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell therapy, stem cells and other technologies potentially relevant to or required by our expected products. We cannot predict which, if any, of such applications will issue as patents or the claims that might be allowed.

If third party patents or patent applications contain claims infringed by our technology and such claims or claims in issued patents are ultimately determined to be valid, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative non-infringing technology. If we are unable to obtain such licenses or develop or obtain alternative non-infringing technology at a reasonable cost, we may not be able to develop certain products commercially. There can be no assurance that we will not be obliged to defend our company in court against allegations of infringement of third party patents. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. An adverse outcome in such a suit could subject us to significant liabilities to third parties, require us to seek licenses from third parties, or require us to cease using such technology.

Competition

It is expected that our therapeutic products will have to compete with a variety of therapeutic products and procedures. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat lysosomal storage disorders, neurodegenerative and liver diseases, diabetes and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. The market for therapeutic products is large, and competition is intense. We expect competition to increase. We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Many of these competitors have significant products approved or in development that could be competitive with our products.

Competition for any stem cell products that we may develop may be in the form of existing and new drugs, other forms of cell transplantation, ablative and simulative procedures, and gene therapy. Some competitors are also trying to develop stem and progenitor cell-based technologies. These products may compete with our therapeutic products based on efficacy, safety, cost and intellectual property positions.

We may also face competition from companies that have filed patent applications relating to the use of genetically modified cells to treat disease, disorder or injury. In the event our therapies should require the use of such genetically modified cells, we may be required to seek licenses from these competitors in order to commercialize certain of our proposed products, and such licenses may not be granted or may be available only on unfavorable terms.

If we develop products that receive regulatory approval, we would then have to compete for market acceptance and market share. For certain of our products, an important success factor will be the timing of market introduction of competitive products. This is a function of the relative speed with which our and our competitors can develop products, complete the clinical testing and approval processes, and supply commercial quantities of a product to market. These competitive products may also impact the timing of clinical testing and approval processes by limiting the number of clinical investigators and patients available to test our products.

While we believe that the primary competitive factors will be product efficacy, safety, and the timing and scope of regulatory approvals, other factors include, in certain instances, obtaining marketing exclusivity under the Orphan Drug Act, availability of supply, marketing and sales capability, reimbursement coverage, price, and patent and technology position.

Government Regulation

Our research and development activities and the future manufacturing and marketing of our therapeutic products are, and will continue to be, subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries.

In the United States, pharmaceuticals, biologicals and medical devices are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the Public Health Service Act, as amended, the regulations promulgated thereunder, and other Federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, export, record keeping, approval, marketing, advertising and promotion of our potential products. Product development and approval within this regulatory framework takes a number of years and involves significant uncertainty combined with the expenditure of substantial resources. In addition, the federal, state, and other jurisdictions have restrictions on the use of fetal tissue.

The steps required before therapeutic products may be marketed in the United States include:

	Steps	Considerations
1.	Preclinical laboratory and animal tests

Preclinical tests include laboratory evaluation of the cells and the formulation intended for use in humans for quality and consistency. In vivo studies are performed in normal animals and specific disease models to assess the potential safety and efficacy of the cell therapy product.

2.	Submission to the FDA of an Investigational New Drug application (IND), which must become effective before United States human clinical trials may commence

The IND is submitted to the FDA with the preclinical and manufacturing data, a proposed development plan and a proposed protocol for a study in humans. The IND becomes effective 30 days following receipt by the FDA, provided there are no questions, requests for delay or objections from the FDA. If the FDA has questions or concerns, it notifies the sponsor, and the IND will then be on clinical hold until the sponsor responds satisfactorily

	Steps	Considerations
3.	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product

Clinical trials involve the evaluation of a potential product under the supervision of a qualified physician, in accordance with a protocol that details the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. The protocol for each clinical study must be approved by an independent Institutional Review Board ("IRB") of the institution at which the study is conducted and the informed consent of all participants must be obtained. The IRB reviews the existing information on the product, considers ethical factors, the safety of human subjects, the potential benefits of the therapy and the possible liability of the institution. The IRB is responsible for ongoing safety assessment of the subjects during the clinical investigation.

Clinical development is traditionally conducted in three sequential phases, Phase 1, 2 and 3.

Phase 1 studies for a cell therapy product are designed to evaluate safety in a small number subjects in a selected patient population by assessing adverse effects, and may include multiple dose levels. This study may also gather preliminary evidence of a beneficial effect on the disease.

Phase 2 may involve studies in a limited patient population to determine biological and clinical effects of the product and to identify possible adverse effects and safety risks of the product in the selected patient population.

Phase 3 trials would be undertaken to conclusively demonstrate clinical benefit or effect and to test further for safety within a broader patient population, generally at multiple study sites.
The FDA continually reviews the clinical trial plans and results and may suggest changes or may require discontinuance of the trials at any time if significant safety issues arise.
4.	Submission to the FDA of marketing authorization applications	The results of the preclinical studies and clinical studies are submitted to the FDA in the form of marketing approval authorization applications.
5.

FDA approval of the application(s) prior to any commercial sale or shipment of the drug. Biologic product manufacturing establishments located in certain states also may be subject to separate regulatory and licensing requirement

The testing and approval process will require substantial time, effort and expense. The time for approval is affected by a number of factors, including relative risks and benefits demonstrated in clinical trials, the availability of alternative treatments and the severity of the disease. Additional animal studies or clinical trials may be requested during the FDA review period, which might add to that time.

After FDA approval for the product, the manufacturing and the initial indications, further clinical trials may be required to gain approval for the use of the product for additional indications. The FDA may also require unusual or restrictive post-marketing testing and surveillance to monitor for adverse effects, which could involve significant expense, or may elect to grant only conditional approvals.

FDA Manufacturing Requirements

Among the conditions for product licensure is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's current good manufacturing practice (cGMP) requirements. Even after product licensure approval, the manufacturer must comply with cGMP on a continuing basis, and what constitutes cGMP may change as the state of the art of manufacturing changes. Domestic manufacturing facilities are subject to regular FDA inspections for cGMP compliance, which are normally held at least every two years. Foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with the FDA. Domestic manufacturing facilities may also be subject to inspection by foreign authorities.

Orphan Drug Act

The Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of diseases or conditions that affect fewer than 200,000 individuals in the United States. Orphan drug status can also be sought for treatments for diseases or conditions that affect more than 200,000 individuals in the United States if the sponsor does not realistically anticipate our product becoming profitable from sales in the United States. We may apply for orphan drug status for certain of our therapies. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity in the United States for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other compounds or products from being approved for the same use including, in some cases, slight variations on the originally designated orphan product.

FDA Human Cell and Tissue Regulations

Our research and development is based on the use of human stem cells. The FDA has initiated a risk-based approach to regulating Human Cell, Tissue and Cellular and Tissue-based products and has published current Good Tissue Practice (cGTP) regulations. As part of this approach, the FDA has published final rules for registration of establishments that engage in the recovery, screening, testing, processing, storage or distribution of human cells, tissues, and cellular and tissue-based products, and for the listing of such products. In addition, the FDA has published rules for making suitability and eligibility determinations for donors of cells and tissue and for current good tissue practice for manufacturers using them, which came into effect in May 2005. We cannot yet determine the full effects of this regulatory initiative, including precisely how it may affect the extent of regulatory obligations associated with multipotent stem cell research, and the manufacture and marketing of stem cell products.

Other Regulations

In addition to safety regulations enforced by the FDA, we are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act and other present and potential future foreign, Federal, state and local regulations.

Outside the United States, we will be subject to regulations that govern the import of drug products from the United States or other manufacturing sites and foreign regulatory requirements governing human clinical trials and marketing approval for our products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country. In particular, the European Union, or EU, is revising our regulatory approach to biotechnology products, and representatives from the United States, Japan and the EU are in the process of harmonizing and making more uniform the regulations for the registration of pharmaceutical products in these three markets.

Risk Factors

Any adverse development in the initial clinical trial for stem cell technology could substantially depress our stock price and prevent us from raising the capital we will need to further develop our stem cell technology.

To an unusual extent, our ability to progress as a company is significantly dependent on a single early stage clinical trial. Any clinical, regulatory or other development that prevents or delays us from conducting our initial clinical trial for our products, or any safety issue or adverse side effect to any patient that occurs during the trial, or the failure of this initial trial to enroll patients and proceed to completion as anticipated or to show the results expected by investors, would likely significantly depress our stock price and could prevent us from raising the substantial additional capital we will require to further develop stem cell technologies.

Our financial situation is precarious and, based on currently estimated operating expenses, our existing capital resources may not be sufficient to fund our operations beyond the next 10 months.

We have incurred significant operating losses and negative cash flows from operations since inception. We have not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. We expect to incur additional and increasing operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts and for acquisition of technologies and intellectual property rights, preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, maintaining and enforcing our intellectual property portfolio, general and administrative expenses and other working capital requirements. We rely on cash reserves and proceeds from equity offerings to fund our operations. If we exhaust our cash reserves and are unable to realize adequate financing, we may be unable to meet operating obligations and be required to initiate bankruptcy proceedings. Our existing capital resources may not be sufficient to fund our operations beyond the next 10 months. We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, corporate alliances, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed -- at all or on terms acceptable to us. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

Our product development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of our therapeutic products creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third party reimbursement and market acceptance. For example, the FDA has relatively little experience with stem cell-based therapeutics, and the pathway to regulatory approval for our product candidates may accordingly be more complex and lengthy than the pathway for new conventional drugs. These challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all.

Our technology is at an early stage of development, and we may fail to develop any commercially acceptable or profitable products.

Before we may market any product, we must obtain regulatory approval from the FDA and equivalent foreign agencies after conducting extensive preclinical studies and clinical trials that demonstrate that our product candidates are safe and effective for each disease for which we seek approval. We have limited experience in conducting clinical trials. We expect that none of our stem cell therapy product candidates will be commercially available for three years, if at all.

Our programs are still at the preclinical phase for our stem cell candidates and are in the development phase. While the FDA has permitted us to go forward with our proposed Phase I clinical trial of our proprietary stem cell therapy products, that trial have not yet enrolled or treated any patients and there can be no assurance that the clinical investigators will be able to identify suitable candidates for the trial or of a successful outcome of the trial if candidates are enrolled. We may fail to discover the stem cells we are seeking, to develop any products, to obtain regulatory approvals, to enter clinical trials, or to commercialize any products. We may elect to delay or discontinue preclinical studies or clinical trials based on unfavorable results. Any product using stem cell technology may fail to:

  survive and persist in the desired location;

  provide the intended therapeutic benefits;

  properly integrate into existing tissue in the desired manner; or

  achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing.

In addition, our products may cause undesirable side effects. Results of preclinical research may not be indicative of the results that will be obtained in later stages of preclinical or clinical research. If regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our products, and our business and results of operations would be harmed. Furthermore, because stem cells are a new form of therapy, the marketplace may not accept any products we may develop. If we do succeed in developing products, we will face many potential obstacles such as the need to obtain regulatory approvals and to develop or obtain manufacturing, marketing and distribution capabilities. In addition, we will face substantial additional risks such as product liability claims.

Moreover, because our cell therapy treatments may be derived from tissue of individuals other than the patient (that is, they will be "non-self" or "allogeneic" transplant products), patients may require the use of immunosuppressive drugs such as cyclosporine, FK506, or others to prevent rejection of the cells. While immunosuppression is now standard in connection with allogeneic transplants of various kinds, long-term maintenance on immunosuppressive drugs can produce complications that include infection, cancer, cardiovascular disease, renal dysfunction and other side effects depending upon which immunosuppressive regimen is employed. Immunosuppression has not been tested with our therapies since we have not yet conducted any clinical trials.

We may need but fail to obtain partners to support our stem cell development efforts and to commercialize our technology.

Equity and debt financings alone may not be sufficient to fund the cost of developing our stem cell technologies, and we may need to rely on our ability to reach partnering arrangements to provide financial support for our stem cell discovery and development efforts. In addition, in order to successfully develop and commercialize our technology, we may need to enter into a wide variety of arrangements with corporate sponsors, pharmaceutical companies, universities, research groups and others. While we have engaged, and expect to continue to engage in discussions regarding such arrangements, we have not reached any agreement, and we may fail to obtain any such agreement on terms acceptable to us. Even if we enter into these arrangements, we may not be able to satisfy our obligations under them or renew or replace them after their original terms expire. Furthermore, these arrangements may require us to grant certain rights to third parties, including exclusive marketing rights to one or more products, may require us to issue securities to our collaborators or may contain other terms that are burdensome to us. If any of our collaborators terminates our relationship with us or fails to perform our obligations in a timely manner, the development or commercialization of our technology and potential products may be adversely affected.

We have a history of operating losses, and we may fail to obtain revenues or become profitable.

We expect to continue to incur substantial operating losses in the future in order to conduct our research and development activities, and, if those activities are successful, to fund clinical trials and other expenses. These expenses include the cost of acquiring technology, product testing, acquiring regulatory approvals, establishing production, marketing, sales and distribution programs and administrative expenses. We have not earned any revenues from sales of any product. We expect that any revenues we may obtain in the foreseeable future will be derived from, cooperative agreements, research grants, investments and interest on invested capital. We currently have no cooperative agreements, we have no current research grant for our stem cell technology, and we may not obtain any such agreements or additional grants in the future or receive any revenues from them.

If we are unable to protect our patents and proprietary rights, our business, financial condition and results of operations will be harmed.

We own or license a number of patents and pending patent applications related to various stem cells and methods of deriving and using them, including human neural stem cell cultures. Patent protection for products such as those we propose to develop is highly uncertain and involves complex and continually evolving factual and legal questions. The governmental authorities that consider patent applications can deny or significantly reduce the patent coverage requested in an application before or after issuing the patent. Consequently, we do not know whether any of our pending applications will result in the issuance of patents, if any existing or future patents will provide sufficient protection or significant commercial advantage or if others will circumvent these patents. We cannot be certain that we were the first to discover the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions because patent applications are secret until they are published, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Patents may not issue from our pending or future patent applications or, if issued, may not be of commercial benefit to us. In addition, our patents may not afford us adequate protection from competing products. Third parties may challenge our patents or governmental authorities may declare them invalid or reduce their scope. In the event that a third party has also filed a patent application relating to inventions claimed in our patent applications, we may have to participate in proceedings to determine priority of invention. Even if a patent issues, a court could decide that the patent was issued invalidly. Because patents issue for a limited term, our patents may expire before we utilize them profitably. Procedures of the European Patent Office, third parties may oppose our issued European patents during the relevant opposition period. These proceedings and oppositions could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us, and the outcome might not be favorable to us.

If we learn of third parties who infringe our patent rights, we may need to initiate legal proceedings to enforce our patent rights. These proceedings may entail significant costs, and these third parties may have significantly greater financial resources than us. We may not prevail in these proceedings.

Proprietary trade secrets and unpatented know-how are also important to our research and development activities. We cannot be certain that others will not independently develop the same or similar technologies on their own or gain access to our trade secrets or disclose such technology or that we will be able to meaningfully protect our trade secrets and unpatented know-how. We require our employees, consultants, and significant scientific collaborators and sponsored researchers to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. These agreements may, however, fail to provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer or disclosure of such information or technology.

If others are first to discover and patent the stem cells we are seeking to discover, we could be blocked from further work on those stem cells.

Because the first person or entity to discover and obtain a valid patent to a particular stem cell may effectively block all others, it will be important for us or our collaborators to be the first to discover any stem cell and methods that we are seeking to discover. Failure to be the first could prevent us from commercializing all of our research and development affected by that patent.

If we are unable to obtain necessary licenses to third-party patents and other rights, we may not be able to commercially develop our expected products.

A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have received patents relating to cell therapy, stem cells and other technologies potentially relevant to or necessary for our expected products. We cannot predict which, if any, of the applications will issue as patents, and there may be existing patents of which we are currently unaware which the commercialization of our product candidates would infringe. If third party patents or patent applications contain valid claims that our technology infringes upon their technology, we may be prevented from commercializing that technology unless the third party is willing to grant a license to us. We may be unable to obtain licenses to the relevant patents at a reasonable cost, if at all, and may also be unable to develop or obtain alternative non-infringing technology. If we are unable to obtain such licenses or develop non-infringing technology at a reasonable cost, our business could be significantly harmed. Also, any infringement lawsuits commenced against us may result in significant costs, divert our management's attention and result in an award against us for substantial damages.

We are aware of intellectual property rights held by third parties that relate to products or technologies we are developing. For example, some aspects of our stem cell product candidates involve the use of growth factors, antibodies and other reagents that may, in certain cases, be the subject of third party rights. Before we commercialize any product using these growth factors, antibodies or reagents, we may need to obtain license rights from third parties or use alternative growth factors, antibodies and reagents that are not then the subject of third party patent rights. We currently believe that the commercialization of our products as currently planned will not infringe these third party rights, or, alternatively, that we will be able to obtain necessary licenses or otherwise use alternate non-infringing technology. However, third parties may nonetheless bring suit against us claiming infringement. If we are unable to prove that our technology does not infringe their patents, or if we are unable to obtain necessary licenses or otherwise use alternative non-infringing technology, we may not be able to commercialize any products. Also, if we use alternative non-infringing technology, we may need to demonstrate comparability in subsequent clinical trials.

We have obtained rights to technologies, processes and compounds that we believe may be important to the development of our products. These licensors, however, may cancel our licenses or convert them to non-exclusive licenses if we fail to use the relevant technology or otherwise breach these agreements. Loss of these licenses could expose us to the risk that our technology infringes the rights of third parties. We can give no assurance that any of these licenses will provide effective protection against our competitors.

We compete with companies that have significant advantages over us.

It is expected that our therapeutic products will have to compete with a variety of therapeutic products and procedures. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat lysosomal storage disorders, neurodegenerative and liver diseases, diabetes and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. The market for therapeutic products is large, and competition is intense. We expect competition to increase. We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Many of these competitors have significant products approved or in development that could be competitive with our products.

Competition for any stem cell products that we may develop may be in the form of existing and new drugs, other forms of cell transplantation, ablative and simulative procedures, and gene therapy. Some competitors are also trying to develop stem and progenitor cell-based technologies. These products may compete with our therapeutic products based on efficacy, safety, cost and intellectual property positions.

We may also face competition from companies that have filed patent applications relating to the use of genetically modified cells to treat disease, disorder or injury. In the event our therapies should require the use of such genetically modified cells, it may be required to seek licenses from these competitors in order to commercialize certain of our proposed products, and such licenses may not be granted or may be available only on unfavorable terms.

If we develop products that receive regulatory approval, we would then have to compete for market acceptance and market share. For certain of our products, an important success factor will be the timing of market introduction of competitive products. This is a function of the relative speed with which we and our competitors can develop products, complete the clinical testing and approval processes, and supply commercial quantities of a product to market. These competitive products may also impact the timing of clinical testing and approval processes by limiting the number of clinical investigators and patients available to test our products.

While we believe that the primary competitive factors will be product efficacy, safety, and the timing and scope of regulatory approvals, other factors include, in certain instances, obtaining marketing exclusivity under the Orphan Drug Act, availability of supply, marketing and sales capability, reimbursement coverage, price, and patent and technology position.

Development of our technology is subject to and restricted by extensive government regulation, which could impede our business.

Our research and development efforts, as well as any future clinical trials, and the manufacturing and marketing of any products we may develop, will be subject to and restricted by extensive regulation by governmental authorities in the United States and other countries. The process of obtaining FDA and other necessary regulatory approvals is lengthy, expensive and uncertain. We or our collaborators may fail to obtain the necessary approvals to commence or continue clinical testing or to manufacture or market our potential products in reasonable time frames, if at all. In addition, the United States Congress and other legislative bodies may enact regulatory reforms or restrictions on the development of new therapies that could adversely affect the regulatory environment in which we operate or the development of any products we may develop.

We base our research and development on the use of human stem cells obtained from fetal tissue. The federal and state governments and other jurisdictions impose restrictions on the use of fetal tissue, including those incorporated in the recent federal current Good Tissue Practice, or cGTP, regulations. These regulatory and other constraints could prevent us from obtaining cells and other components of our products in the quantity or quality needed for their development or commercialization. These restrictions change from time to time and may become more onerous. Additionally, we may not be able to identify or develop reliable sources for the cells necessary for our potential products -- that is, sources that follow all state and federal guidelines for cell procurement. Certain components used to manufacture our stem cell product candidates may need to be manufactured in compliance with the FDA's Good Manufacturing Practices, or cGMP. Accordingly, we may need to enter into supply agreements with companies that manufacture these components to cGMP standards.

Government regulation and threatened regulation of embryonic tissue may lead top researchers to leave the field of stem cell research, or the country, in order to assure that their careers will not be impeded by restrictions on their work. Similarly, these factors may induce the best graduate students to choose other fields less vulnerable to changes in regulatory oversight, thus exacerbating the risk, discussed below, that we may not be able to attract and retain the scientific personnel we need in face of the competition among pharmaceutical, biotechnology and health care companies, universities and research institutions for what may become a shrinking class of qualified individuals. In addition, we cannot assure you that constraints on the use of embryonic stem cells will not be extended to use of fetal stem cells. Moreover, it is possible that concerns regarding research using embryonic stem cells will negatively impact our stock price and our ability to attract collaborators and investors.

We may apply for status under the Orphan Drug Act for some of our therapies to gain a seven-year period of marketing exclusivity for those therapies. The United States Congress in the past has considered, and in the future again may consider, legislation that would restrict the extent and duration of the market exclusivity of an orphan drug. If enacted, such legislation could prevent us from obtaining some or all of the benefits of the existing statute even if we were to apply for and obtain orphan drug status with respect to a potential product.

We are dependent on the services of key personnel.

We are highly dependent on the principal members of our management and scientific staff and some of our outside consultants, including our chief executive officer and our vice presidents. Although we have entered into employment agreements with some of these individuals, they may terminate their agreements at any time. In addition, our operations are dependent upon our ability to attract and retain additional qualified scientific and management personnel. We may not be able to attract and retain the personnel we need on acceptable terms given the competition for experienced personnel among pharmaceutical, biotechnology and health care companies, universities and research institutions.

Our activities involve hazardous materials and experimental animal testing; improper handling of these animals and materials by our employees or agents could expose us to significant legal and financial penalties.

Our research and development activities involve the controlled use of hazardous chemicals and potentially hazardous biological materials such as human tissue and animals. Their use subjects us to environmental and safety laws and regulations such as those governing laboratory procedures, exposure to blood-borne pathogens, use of animals and the handling of biohazardous materials. Compliance with current or future laws and regulations may be expensive and the cost of compliance could adversely affect us.

Although we believe that our safety procedures for using, handling, storing and disposing of hazardous and potentially hazardous materials comply with the standards prescribed by California and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident or of any violation of these or future laws and regulations, state or federal authorities could curtail our use of these materials; we could be liable for any civil damages that result, the cost of which could be substantial; and we could be subjected to substantial fines or penalties. In addition, any failure by us to control the use, disposal, removal or storage, or to adequately restrict the discharge, or to assist in the cleanup of hazardous chemicals or hazardous, infectious or toxic substances could subject us to significant liability. Any such liability could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations. Moreover, an accident could damage our research and manufacturing facilities and operations and result in serious adverse effects on our business.

The manufacture, development and commercialization of stem cell products expose us to product liability claims, which could lead to substantial liability.

By developing and, ultimately, commercializing medical products, we are exposed to the risk of product liability claims. Product liability claims against us could entail substantial litigation costs and damage awards against us. We are in the process of obtaining liability insurance that covers our clinical trials, and we will need to increase our insurance coverage if and when we begin commercializing products. We may not be able to obtain insurance on acceptable terms, if at all, and the policy limits on our insurance policies may be insufficient to cover our liability.

Since health care insurers and other organizations may not pay for our products or may impose limits on reimbursements, our ability to become profitable could be reduced.

In both domestic and foreign markets, sales of potential products are likely to depend in part upon the availability and amounts of reimbursement from third party health care payor organizations, including government agencies, private health care insurers and other health care payors, such as health maintenance organizations and self-insured employee plans. There is considerable pressure to reduce the cost of therapeutic products, and government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. Significant uncertainty exists as to the reimbursement status of newly approved health care products or novel therapies such as ours. Even if we obtain regulatory approval to market our products, we can give no assurance that reimbursement will be provided by such payors at all or without substantial delay or, if such reimbursement is provided, that the approved reimbursement amounts will be sufficient to enable us to sell products we develop on a profitable basis. Changes in reimbursement policies could also adversely affect the willingness of pharmaceutical companies to collaborate with us on the development of our stem cell technology. We also expect that there will continue to be a number of federal and state proposals to implement government control over health care costs. Efforts at health care reform are likely to continue in future legislative sessions. We do not know what legislative proposals federal or state governments will adopt or what actions federal, state or private payers for health care goods and services may take in response to health care reform proposals or legislation. We cannot predict the effect government control and other health care reforms may have on our business.

We have limited liquidity and capital resources and may not obtain the significant capital resources we will need to sustain our research and development efforts.

We have limited liquidity and capital resources and must obtain substantial additional capital to support our research and development programs, for acquisition of technology and intellectual property rights and, to the extent we decide to undertake these activities ourselves, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, establishment of production capabilities, maintaining and enforcing our intellectually property portfolio, establishment of marketing and sales capabilities and distribution channels, and general administrative expenses. If we do not obtain the necessary capital resources, we may have to delay, reduce or eliminate some or all of our research and development programs or license our technology or any potential products to third parties rather than commercialize them ourselves. We intend to pursue our needed capital resources through equity and debt financings, corporate alliances, grants and collaborative research arrangements. We may fail to obtain the necessary capital resources from any such sources when needed or on terms acceptable to us. Our ability to complete successfully any such arrangements will depend upon market conditions and, more specifically, on continued progress in our research and development efforts.

Ethical and other concerns surrounding the use of stem cell therapy may negatively affect regulatory approval or public perception of our product candidates, which could reduce demand for our products.

The use of stem cells for research and therapy has been the subject of debate regarding related ethical, legal and social issues. Although these concerns have mainly been directed to the use of embryonic stem cells, which we do not use, the distinction between embryonic and non-embryonic stem cells is frequently overlooked; moreover, our use of human stem cells from fetal sources might raise these or similar concerns. Negative public attitudes toward stem cell therapy could result in greater governmental regulation of stem cell therapies, which could harm our business. For example, concerns regarding such possible regulation could impact our ability to attract collaborators and investors. Also, existing regulatory constraints on the use of embryonic stem cells may in the future be extended to use of fetal stem cells, and these constraints might prohibit or restrict us from conducting research or commercializing products. Government regulation and threatened regulation of embryonic tissue could also harm our ability to attract and retain qualified scientific personnel by causing top researchers to leave the country or the field of stem cell research altogether; and by encouraging the best graduate students to choose other fields that are less vulnerable to changes in regulatory oversight.

Our stock price will likely be highly volatile, which may negatively affect our ability to obtain additional financing in the future.

The market price of our stock is likely to be highly volatile due to the risks and uncertainties described in this risk factors section, as well as other factors, including:

  our ability to develop and test our technology;

  our ability to patent or obtain licenses to necessary technology;

  conditions and publicity regarding the industry in which we operate, as well as the specific areas our product candidates seek to address;

  competition in our industry;

  price and volume fluctuations in the stock market at large that are unrelated to our operating performance; and

  comments by securities analysts, or our failure to meet market expectations.

As a result of this volatility, an investment in our stock is subject to substantial risk. Furthermore, the volatility of our stock price could negatively impact our ability to raise capital in the future.

Plan of Operations

Our plan of operations for the next 12 months is to:

(a)        complete tenant improvements, purchase and install necessary lab and research equipment and move into our new state of the art biotechnology research and development facility in Bothell, WA.;

(b)        complete pre-clinical lab research at our interim facility in preparation for our Phase I trail, complete our Phase I study and begin Phase II collaborative research studies; and

(c)        complete the design and sourcing of components to begin small scale manufacturing of our cell expansion device technology.

We anticipate that we will incur an aggregate of $6,700,000 in expenses for the next 12 months as follows:

(a)        $1,770,000 for facility and equipment related expenses;

(b)        $830,000 for pre-clinical work, quality assurance, manufacturing of biologic material, Phase I clinical trial and further research collaborations;

(c)        $175,000 for design and device manufacturing;

(d)        $850,000 for legal expenses related to intellectual property prosecution and accounting expenses related to quarterly reviews and annual audits;

(e)        $2,950,000 for salaries and consulting; and

(f)        $125,000 for general and administrative, travel, conferences and public relations.

During the next 12 months we anticipate that we will not generate any revenue. We had cash and cash equivalents of $779,327 and working capital of $5,357,180 at March 31, 2007, including $4,971,751 of restricted cash (held in trust as a result of a private placement that was released in April 2007). Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses for the next 12 months and pursue our plan of operations.

Subsequent to the 12 month period following the date of this Quarterly Report, we will be required to obtain additional financing in order to continue to pursue our business plan. We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan going forward. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining equity financing to fund our business plan, there is no assurance that we will obtain the funding necessary to pursue our plan over the long-term.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table sets out our consolidated loss for the periods indicated:
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	From Inception (Jan. 14, 2005) to March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Operating Expenses	$ --	$ --	$ --
General and administrative	(351,995)	(27,559)	(531,684)
Professional fees	(71,430)	(47,143)	(518,332)
Stock based compensation	(1,780,000)	-	(1,780,000)
Net Loss	(2,211,740)	(82,456)	(2,912,410)

Revenues

We have had no operating revenues since our inception on January 14, 2005 to March 31, 2007. We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

Our general and administrative expenses in the three months ended March 31, 2007 increased to $351,995 from $27,559 in the prior period of 2006, primarily as a result of increased operations due to the acquisition of additional intellectual property.

Professional Fees

In the three months ended March 31, 2007, we incurred professional fees of $71,430, compared to $47,143 in the prior period of 2006, primarily related to the acquisition of additional intellectual property.

Stock-based Compensation

In the three months ended March 31, 2007, we incurred stock based compensation expense of $1,780,000, compared to $nil in the prior period of 2006, directly related to the issuance of options to acquire up to 2,000,000 of our shares of common stock, in connection with the acquisition of CellCyte.

Net Loss

As a result of the above, our net loss for the three months ended March 31, 2007 was $2,211,740, compared to $82,465 in the prior period of 2006.

Liquidity and Capital Resources

As at March 31, 2007, we had cash in the amount of approximately $779,327, restricted cash of $4,971,751 and working capital of $5,357,180. Our planned expenditures over the next twelve months are expected to amount to approximately $6,700,000 and will exceed our cash reserves and working capital. We presently do not have sufficient cash to fund our operations for more than the next 10 months. We anticipate that we will require additional financing in order to pursue our plan of operations for the next twelve months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations going forward. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining equity financing, there is no assurance that we will obtain the funding necessary to pursue our business plan. If we do not continue to obtain additional financing going forward, we will be forced to abandon our plan of operations.

Cash Used in Operating Activities

Cash used in operating activities in the three months ended March 31, 2007 was $403,479, which reflected our net loss, compared to operating activities providing cash of $58,146 in the prior period of 2006. An increase in accounts payable provided cash of $58,719, partially offset by a decrease in accrued expenses which used cash of $45,000. We anticipate that cash used in operating activities will increase in 2007 as we pursue our plan of operations.

Cash Used In Investing Activities

In the three months ended March 31, 2007, investing activities used cash of $104,944, compared to $108,829 in the prior period of 2006, primarily as a result of the acquisition of intellectual property.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the three months ended March 31, 2007, we raised proceeds of $5,971,751, compared to $10,000 in the prior period of 2006, from the sale of our common stock.

Going Concern

As shown in the accompanying financial statements, we have incurred significant losses since inception and have not generated any revenues to date. The future of our Company is dependent upon our ability to obtain sufficient financing and upon achieving future profitable operations. These factors, among others, raise substantial doubt about our Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our business plan.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Use of Estimates

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates.

Intangible Assets

The Company's intangible assets primarily consist of patents and intellectual property, which are carried at the purchase price and/or the legal cost to obtain them. Patents and licenses are being amortized over their estimated useful lives, which range from seven to seventeen years.

Research and Development Costs

Research and development costs are expensed as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life of the related asset. The Company periodically reviews its capitalized intangible assets to assess recoverability based on the projected undiscounted cash flows from operations, and impairments are recognized in operating results when a permanent diminution in value occurs.

Stock-Based Compensation

The Company accounts for its stock option plan under the recognition and measurement principles of the revised statement to Statement of Financial Accounting Standards No. 123, "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R). In the three months ended March 31, 2007, we incurred stock based compensation expense of $1,780,000, compared to $nil in the prior period of 2006, directly related to the issuance of options to acquire up to 2,000,000 of our shares of common stock, in connection with the acquisition of CellCyte.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (hereinafter "SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material immediate impact on its financial reporting. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

Item 3.               Controls And Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the "SEC").

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

__________

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.               Unregistered Sales of Equity Securities

Previously reported in our Current Report on Form 8-K filed with the SEC on April 6, 2007.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Securities Holders

None.

Item 5.               Other Information

None.

Item 6.               Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:
Exhibit Number	Description of Exhibit
10.1

Agreement in Principle between Shepard Inc. and CellCyte Genetics Corporation and the Principal Vendor of CellCyte Genetics Corporation dated January 26, 2007. Incorporated by reference to our Current Report on Form 8-K filed February 2, 2007.

10.2

Share Exchange Agreement among CellCyte Genetics Corporation (Nevada), CellCyte Genetics Corporation (Washington) and the Vendors of CellCyte Genetics Corporation (Washington) dated March 14, 2007. Incorporated by reference to our Current Report on Form 8-K filed March 15, 2007.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Principal Accounting Officer.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Principal Accounting Officer.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CELLCYTE GENETICS CORPORATION
Dated: May 18, 2007. Per:	/s/ "Gary A. Reys" Gary A Reys President, Chief Executive Officer and a director

__________