Form 10QSB/A
period 2007-03-31
CELLCYTE GENETICS CORP
filed 2007-06-28
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to

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

__________

Explanatory Note

This Quarterly Report on Form 10-QSB/A amends the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 to clarify in Note 2 to the unaudited interim consolidated financial statements included in such quarterly report that the Company has recorded $1,780,000 in stock-based compensation expense through March 31, 2007 in connection with the acquisition of CellCyte Genetics Corporation (Washington), as disclosed in the interim consolidated statement of operations for the three month period ended March 31, 2007, as well as in Note 8 to the interim consolidated financial statements and management's discussion and analysis set out in the report.

All other financial and other information in the originally filed Form 10-QSB for the reported periods remains unchanged.

This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update the disclosure therein in any way other than as required to reflect the amendments set forth herein. Pursuant to SEC rules, included as Exhibits 31.1 and 32.1 of this Form 10-QSB/A are currently dated certifications of the Company's Chief Executive Officer and Principal Accounting Officer.

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-QSB/A

For The Quarterly Period Ended March 31, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB/A for the quarterly period ended March 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-QSB/A:

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

Stock-Based Compensation

The Company accounts for its stock option plan under the recognition and measurement principles of the revised statement to Statement of Financial Accounting Standards No. 123, "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R). The Company has recorded $1,780,000 in stock-based compensation expense through March 31, 2007 in connection with the acquisition of CGW as described further in Note 8 below.

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

Item 3.               Controls And Procedures

Based on a recent evaluation, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, solely with respect to the matter described below, our disclosure controls and procedures did not operate effectively as at the end of the March 31, 2007 reporting period in identifying in a timely manner material information required to be disclosed in the reports that we file or submit under the Exchange Act. Due to organizational activities resulting from the acquisition of CellCyte, the quality of review of specific clerical aspects of our financial review procedures were affected. Management, including our Principal Executive Officer and Principal Financial Officer, believes that, as a result of the changes described below, the material weakness in our disclosure controls and procedures no longer exists and that, as of the date hereof, our disclosure controls and procedures are effective. Accordingly, management believes that the financial statements included in this quarterly report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Subsequent to the issuance of our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, management determined that Note 2 relating to stock-based compensation set out in our interim consolidated financial statements for the three months ended March 31, 2007 should be revised to clarify that the Company recorded $1,780,000 in stock-based compensation expense through March 31, 2007 in connection with the acquisition of CellCyte, as disclosed in the interim consolidated statement of operations for the three month period ended March 31, 2007, as well as in Note 8 to the interim consolidated financial statements and management's discussion and analysis set out in the report. No financial statement line items in our consolidated balance sheets, statements of operations or consolidated statements of cash flows included in the report were impacted.

We have now implemented additional procedures to more formally review our annual, quarterly and current reports prior to filing with the SEC. Management believes that, as a result of these changes, as of the date hereof, the material weakness that resulted in the amendments included in this report no longer exists. Management will continue to monitor the effect of our processes, controls and procedures and will make any further changes determined to be appropriate.

Except as noted herein, there have been no changes in our internal control over financial reporting that have material affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The following exhibits are included with this Quarterly Report on Form 10-QSB/A:
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
CELLCYTE GENETICS CORPORATION
Dated: June 28, 2007. Per:	/s/ "Gary A. Reys" Gary A Reys President, Chief Executive Officer and a director

__________