Form 10QSB
period 2007-06-30
CELLCYTE GENETICS CORP
filed 2007-08-14
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 59,854,225 shares of common stock as of August 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended June 30, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended June 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-QSB:

__________

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006 (Note 1)
ASSETS		
CURRENT ASSETS		
Cash	$ 4,621,041	$ 287,750
Inventroy	27,000	-
Prepaid expenses and deposits	154,976	1,200
Total Current Assets	4,803,017	288,950
OTHER ASSETS		
Furniture and Equipment	8,847	-
Intellectual property	498,715	369,666
Total Other Assets	507,562	369,666
TOTAL ASSETS	$ 5,310,579	$ 658,616
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		
CURRENT LIABILITIES		
Accounts payable	$ 61,506	$ 305,064
Accrued expenses	-	45,000
Accrued interest	-	74,022
Due to related parties	107,949	-
Convertible notes	-	400,000
Total Current Liabilities	169,455	824,086
LONG TERM LIABILITIES		
Convertible notes	-	535,000
Total Long Term Liabilities	-	535,000
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)		
Common stock, $0.001 par value; 525,000,000 shares authorized, 59,854,225 and 38,990,000 equity shares issued and outstanding, respectively	59,854	200
Additional paid in Capital	7,276,553	-
Common stock purchase warrants	1,398,000	-
Accumulated deficit during development stage	(3,593,283)	(700,670)
Total Stockholders' Equity (Deficit)	5,141,124	(700,470)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 5,310,579	$ 658,616

The accompanying notes are an integral part of these interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Month Period Ended June 30, 2007	Six Month Period Ended June 30, 2006	From Inception (January 14, 2005) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net loss	$ (2,892,613)	$ (176,472)	$ (3,593,283)
Adjustments to reconcile net loss to net cash used by operating activities			
Amortization expense	13,652	11,752	40,408
Stock based compensation	1,780,000	-	1,780,000
Decrease (increase) in assets			
Inventory	(27,000)	-	(27,000)
Prepaid expenses and deposits	(153,776)	9,000	(154,976)
Increase (decrease) in liabilities			
Accounts payable	(275,619)	125,050	29,445
Accrued interest	8,066	20,727	82,088
Accrued expenses	(45,000)	18,000	-
Net cash used by operating activities	(1,592,290)	8,057	(1,843,318)
CASH FLOWS FROM INVESTING ACTIVITIES:			
Intellectual property acquisition	(142,701)	(137,947)	(539,123)
Furniture and Equipment acquisiton	(8,847)	-	(8,847)
Cash acquired on reverse acquistion	1,429	-	1,429
Net cash used by investing activities	(150,119)	(137,947)	(546,541)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Proceeds from issuance of convertible notes	-	260,000	935,000
Advances from related party	103,949	-	103,949
Proceeds from sale of common stock	5,971,751	-	5,971,951
Net cash provided by financing activities	6,075,700	260,000	7,010,900
Net increase in cash and cash equivalents	4,333,291	130,110	4,621,041
Cash and cash equivalents, beginning of period	287,750	52,444	-
Cash and cash equivalents, end of period	$ 4,621,041	$ 182,554	$ 4,621,041
SUPPLEMENTAL CASH FLOW DISCLOSURES:			
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

The accompanying notes are an integral part of these interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principals for interim financial information and with the instruction to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principals for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB and the Form 8-K dated March 30, 2007. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

Basis of Consolidation

These consolidated financial statements include the accounts of CGW since its incorporation on January 14, 2005 and CGN since the reverse acquisition on March 14, 2007 (refer to Note 3). All inter-company balances and transactions have been eliminated.

Accounts Receivable

The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions. The Company had no receivables or bad debts at the reporting periods presented in the accompanying financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. The Company had no cash equivalents at June 30, 2007.

Concentration of Risks

The Company maintains its cash and cash equivalents in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits as of June 30, 2007, the Company's cash balances exceeded Federal Deposit Insurance Corporation limits at June 30, 2007 by approximately $4,521,041.

Inventory

Inventory is carried at the lower of cost and net realizable value and consists of raw materials used in connection with the Company's research and development activities.  The Company expenses the inventory to research and development as it is consumed.  Net realizable value is determined to be the replacement cost of comparable raw materials.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

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

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"), under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The provisions of SFAS No. 109 also require the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that the realization of such benefits is more likely than not. To the extent that it is more likely than not that such benefits will not be received, the Company records a valuation allowance against the related deferred tax asset.

Intangible Assets

The Company's intangible assets primarily consist of patents and intellectual property, which are carried at the purchase price and/or the legal cost to obtain them less accumulated amortization. Patents and licenses are being amortized over their estimated useful lives, which range from seven to seventeen years.

Long-Lived Assets and Intangibles

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company examines on a periodic basis the carrying value of its tangible and intangible assets to determine whether there are any impairment losses. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. To June 30, 2007, no asset impairments have been identified or recorded.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are expensed as incurred.

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

Stock-Based Compensation

The Company accounts for its stock option plan under the recognition and measurement principles of the revised statement to Statement of Financial Accounting Standards No. 123, "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R). The Company has recorded $1,780,000 in stock-based compensation expense through March 31, 2007 in connection with the acquisition of CGW as described further in Notes 3 and 8 below.

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
JUNE 30, 2007
(unaudited)

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

As a result of the completion of this acquisition and the other related transactions, the former shareholders of CGW own approximately 62% of the outstanding shares of common stock of CGN representing 37,250,000 of the anticipated 59,854,224 total issued and outstanding shares of common stock of CGN.

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

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

As at the date of the acquisition, the book value of the net assets of CGN made up as follows:

Cash	$1,429
Accounts payable	(32,061)
Due to related party	(4,000)
Preliminary net assets (liabilities)	(34,632)
Concurrent share issuance on settlement of debt (see above)	1,017,088
Adjusted CGN net assets	$982,456

The consolidated capital stock of the Company immediately following the acquisition is determined as follows:

CGW - book value of capital stock	$200
CGN - adjusted book value of net assets	982,456
Consolidated capital stock accounts post reverse acquisition	$982,656

Allocated as follows:
Common Stock - 55,873,060 common shares, $0.001 par value	$55,873
Additional paid in Capital	723,783
Common stock purchase warrants	203,000
$982,656

NOTE 4 - CONVERTIBLE DEBT

As of December 31, 2006, CGW had issued a total of $935,000 of convertible promissory notes to certain private accredited investors. Accrued interest on the notes equaled approximately $74,022 at December 31, 2006.

The outstanding principal and interest on the promissory notes is payable by CGW in 2007 and 2008. The outstanding principal amount of the promissory notes and all unpaid interest is automatically convertible into CCGW securities issued in a qualified equity or equity based financing or combination of equity financings with gross proceeds totaling at least $1,000,000. For purposes of determining the number of equity securities to be received by the holders of the 8% convertible promissory notes upon such exchange, such holders will be deemed to have tendered 100% of the outstanding principal amount of the promissory notes and all accrued but unpaid interest as payment of the purchase price in such qualified financing.

In the event CGW does not complete a qualified financing, CGW is obligated to repay the entire principal balance in 2007 and 2008. Interest on the outstanding principal balance of the notes shall be computed on the basis of the actual number of days elapsed and a year of three hundred and sixty (360) days and shall be payable on the maturity date by the Company in cash or, at the option of the Company, in shares of the Company's equity securities.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

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

In connection with the reverse acquisition as described in Note 3, the convertible promissory notes and accrued interest totaling $1,017,088 was converted into units of CGN at a price of $1.50 per unit resulting in the issuance of 678,060 units as described in detail in Note 3.

In addition, as a condition of the recapitalization, CGW issued 205,000 shares of common stock on replacement and settlement of the never issued common stock purchase warrants as described above.

NOTE 5 - INTELLECTUAL PROPERTY

In 2006 and 2007, the Company paid a total of $25,000 and $90,000 on the execution of an intellectual property licensing agreement with U.S. Department of Veterans Affairs (VA). The license agreement relates to certain patents pending and contains royalty payment arrangements as well as funding guarantees. Because of certain internal VA intellectual property timeline problems regarding technology transfer to CGW, the VA has not required CGW to meet any funding requirements as of December 31, 2006. Because the VA was unable to transfer research notebooks, it precluded CGW from beginning technology development and securing related funding and/or grants. With the completion of the recent financing transaction CGW has now met the funding guarantee requirements included in the VA license.

At year end 2006 and 2005, the Company had $70,002 of capitalized patents and $301,420 and $160,474, respectively, of capitalized patents pending. Through June 30, 2007 the Company had an additional $52,701 of capitalized patents pending. These amounts consist of the legal fees expended to pursue and prosecute a range of patent claims related to stem cell delivery and purification.

The Company amortizes patents (and licenses for the use of patents) over the remaining life of the patents, which ranges from 7 to 17 years.

	June 30,	December 31,
	2007	2006
Licenses	$115,000	$25,000
Patents	70,002	70,002
Patents pending	354,121	301,420
Accumulated amortization	(40,408)	(26,756)
Licenses and patents, net	$498,714	$369,666
	=======	=======

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its office and storage space, all of which are month to month. Rent expense relating to the operating leases was approximately $92,174 for the period ended June 30, 2007.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

Subsequent to the period end March 31, 2007 the Company entered into a 63 month lease in a new facility in Bothell Washington beginning April 1, 2007. Total commitment in leases cost for the term of the lease is approximately $1,590,123.

Executive Employment Contracts

The Company entered into employment agreements with each of Gary A. Reys, our Chief Executive Officer, and Dr. Ronald Berninger, our Executive Vice President and Chief Scientific Officer on June 1, 2007. We have also entered into a CEO Award Agreement with Mr. Reys. The CEO Award Agreement term is for a period of five years, with a daily three year "evergreen" feature such that the remaining term of his employment will always be at least three years. In consideration for his services, we have agreed to pay Mr. Reys an annual salary of $350,000, provided, however, that effective upon our reaching an aggregate funding of $15,000,000, Mr. Reys' base salary will be increased to $425,000 per year. The CEO Award Agreement target is presently $750,000 in cash and the actual award will be calculated by multiplying the target award by the percentage score achieved by the CEO based on assessment of performance under its business plan in the fall of this year. In consideration for his services, we have agreed to pay Dr. Berninger an annual salary of $205,000, provided, however, that effective upon our successfully completing Phase I clinical trials, Dr. Berninger's base salary will be increased to $225,000 per year.

NOTE 7 - CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 59,854,225 and 38,990,000 shares of its common stock at June 30, 2007 and December 31, 2006, respectively.

During the period ended June 30, 2007, the issued common shares as follows:

  16,000,000 shares of common stock were issued on acquisition of CGW as described in Note 3.

  3,981,164 units were issued at a price of $1.50 per unit for total proceeds of $5,971,751. Each unit consists of one common share of CGN and one warrant to acquire an additional common share of CGN at a price of $3.00 per share, exercisable for a period ending earlier of 18 months from date of issuance of the Units or 12 months from the effective date of the proposed registration statement..

  678,060 units were issued on settlement of convertible promissory notes and accrued interest totaling $1,017,088 at a price of $1.50 per unit with each unit being consistent with the private placement units above.

  205,000 shares of common stock with an estimated fair value of $246,000 were issued on replacement and settlement of the never issued common stock purchase warrants of CGW as described in Note 4.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

The estimated fair value of the warrants issued in connection with the financing and debt settlement of $1,398,000 has been recorded as a separate component of stockholders' equity and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 1.50 years, risk-free interest rate of 4.90%, dividend yield of 0% and expected volatility of 100%.

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

CGN common stock options

In connection with the recapitalization as described in Note 3, CGN granted a total of 2,000,000 options to replace the 2,000,000 options outstanding in CGW. The 2,000,000 CGW options were originally granted during the period and, in accordance with the provisions of SFAS No. 123 (R), the fair value of these options was expensed during the period. The fair value of the CGW options was estimated to be $1,780,000 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 10 years; risk-free interest rate of 4.70%; dividend yield of 0%; and expected volatility of 100%.

NOTE 9 - RELATED PARTY TRANSACTIONS

Two officers who are also members of the Company's board of directors served as consultants to the Company on various business, strategic, and technical issues. The Company paid and expensed a total of $143,000 for these services in 2006 and $238,750 through June 30, 2007. In addition to the fees, reimbursable expenses were also paid under this contract. The total amount paid for these expenses was $43,187 in 2006 and $50,548 through to June 30, 2007. The use of officers as contractors was considered an interim arrangement while the Company was in startup operations.

Shareholder advances

During the period ended June 30, 2007 a shareholder of the Company paid various outstanding payables on behalf of the Company. As of June 30, 2007 the Company owed this shareholder $107,949. These advances are unsecured, non-interest bearing with no set terms of repayment.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended June 30, 2007 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the six months ended June 30, 2007 included in this Quarterly Report, (ii) our Current Report on Form 8-K filed with the SEC on April 6, 2007, including the financial statements set forth therein and (iii) our Annual Report on Form 10-KSB for the year ended December 31, 2006, including our annual audited financial statements set forth therein.

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

In the discovery and development of these compounds, years of the most extensive human stem cell nuclear imaging studies to date in animals were conducted. Combining histological staining of the human stem cells, these studies confirmed that the compositions precisely delivered the stem cells. Furthermore, it showed that the compositions contained a signalling mechanism that also kept the stem cells in the desired organ. Additionally, the industry's most extensive stem cell biodistribution studies were completed. These studies further verified that the stem cells remained in the specific organ under optimal conditions and rapidly began differentiating into vital tissue and muscle cells needed for organ repair and regeneration.

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

As at June 30, 2007, we had cash in the amount of approximately $4,621,041, and working capital of $4,633,562. Our planned expenditures over the next 12 months are expected to amount to approximately $7,505,000 and will exceed our cash reserves and working capital. We presently do not have sufficient cash to fund our operations for more than the next eight months. We anticipate that we will require additional financing in order to pursue our plan of operations for the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

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

Research and Development

Our research and development is comprised primarily of licensing of patents and expenses relating to pursuing and prosecuting a range of patent claims related to stem cell delivery and purification.

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

In the United States, pharmaceuticals, biologicals and medical devices are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the Public Health Service Act, as amended, the regulations promulgated thereunder, and other Federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labelling, storage, export, record keeping, approval, marketing, advertising and promotion of our potential products. Product development and approval within this regulatory framework takes a number of years and involves significant uncertainty combined with the expenditure of substantial resources. In addition, the federal, state, and other jurisdictions have restrictions on the use of fetal tissue.

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

	Steps	Considerations
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
4.	Submission to the FDA of marketing authorization applications	The results of the preclinical studies and clinical studies are submitted to the FDA in the form of marketing approval authorization applications.

	Steps	Considerations
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

Our financial situation is precarious and, based on currently estimated operating expenses, our existing capital resources may not be sufficient to fund our operations beyond the next eight months.

We have incurred significant operating losses and negative cash flows from operations since inception. We have not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. We expect to incur additional and increasing operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts and for acquisition of technologies and intellectual property rights, preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, maintaining and enforcing our intellectual property portfolio, general and administrative expenses and other working capital requirements. We rely on cash reserves and proceeds from equity offerings to fund our operations. If we exhaust our cash reserves and are unable to realize adequate financing, we may be unable to meet operating obligations and be required to initiate bankruptcy proceedings. Our existing capital resources may not be sufficient to fund our operations beyond the next eight months. We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, corporate alliances, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed -- at all or on terms acceptable to us. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

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

Our programs are still at the preclinical phase for our stem cell candidates and are in the development phase. While the FDA has permitted us to go forward with our proposed Phase I clinical trial of our proprietary stem cell therapy products, that trial has not yet enrolled or treated any patients and there can be no assurance that the clinical investigators will be able to identify suitable candidates for the trial or of a successful outcome of the trial if candidates are enrolled. We may fail to discover the stem cells we are seeking, to develop any products, to obtain regulatory approvals, to enter clinical trials, or to commercialize any products. We may elect to delay or discontinue preclinical studies or clinical trials based on unfavorable results. Any product using stem cell technology may fail to:

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

We anticipate that we will incur an aggregate of $7,505,000 in expenses for the next 12 months as follows:

(a)        $1,800,000 for facility and equipment related expenses;

(b)        $1,050,000 for pre-clinical work, quality assurance, manufacturing of biologic material, Phase I clinical trial and further research collaborations;

(c)        $330,000 for design and device manufacturing;

(d)        $630,000 for legal expenses related to intellectual property prosecution and accounting expenses related to quarterly reviews and annual audits;

(e)        $3,515,000 for salaries and consulting; and

(f)        $180,000 for general and administrative, travel, conferences and public relations.

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $4,621,041 and working capital of $4,633,562 at June 30, 2007. Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses for the next 12 months and pursue our plan of operations.

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

Results of Operations

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets out our consolidated loss for the periods indicated:
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	From Inception (Jan. 14, 2005) to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$ --	$ --	$ --
Operating Expenses
Consulting	353,126	97,500	747,929
General and administrative	270,786	46,126	450,472
Professional fees	113,117	12,118	165,216
Research, development and laboratory	24,276	--	24,276
Salaries and benefits	342,988	--	342,988
Stock based compensation	1,780,000	--	1,780,000
Other Income (Expense)	8,320	20,728	82,402
Net Loss	(2,892,613)	(176,472)	(3,593,283)

Revenues

We have had no operating revenues since our inception on January 14, 2005 to June 30, 2007. We anticipate that we will not generate any revenues for so long as we are a development stage company.

Consulting Fees

In the six months ended June 30, 2007, we incurred consulting fees of $353,126, compared to $97,500 in the prior period of 2006, primarily due to increased operations.

General and Administrative Expenses

Our general and administrative expenses in the six months ended June 30, 2007 increased to $270,786 from $46,126 in the prior period of 2006, primarily as a result of increased operations due to the acquisition of additional intellectual property.

Professional Fees

In the six months ended June 30, 2007, we incurred professional fees of $113,117, compared to $12,118 in the prior period of 2006, primarily related to the acquisition of additional intellectual property.

Research, Development and Laboratory Expenses

In the six months ended June 30, 2007, we incurred research, development and laboratory expenses of $24,276, compared to $nil in the prior period of 2006, in connection with the purchase of equipment.

Salaries and Benefits

In the six months ended June 30, 2007, we paid salaries and benefits of $342,988, compared to $nil in the prior period of 2006, to our directors, officers and employees.

Stock-based Compensation

In the six months ended June 30, 2007, we incurred stock based compensation expense of $1,780,000, compared to $nil in the prior period of 2006, directly related to the issuance of options to acquire up to 2,000,000 of our shares of common stock, in connection with the acquisition of CellCyte.

Net Loss

As a result of the above, our net loss for the six months ended June 30, 2007 was $2,892,613, compared to $176,472 in the prior period of 2006.

Liquidity and Capital Resources

As at June 30, 2007, we had cash in the amount of approximately $4,621,041 and working capital of $4,633,562. Our planned expenditures over the next 12 months are expected to amount to approximately $7,505,000 and will exceed our cash reserves and working capital. We presently do not have sufficient cash to fund our operations for more than the next eight months. We anticipate that we will require additional financing in order to pursue our plan of operations for the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

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

Cash Used in Operating Activities

Cash used in operating activities in the six months ended June 30, 2007 was $1,592,290, which reflected our net loss, compared to operating activities providing cash of $8,057 in the prior period of 2006. A decrease in accounts payable used cash of $275,619 and a decrease in accrued expenses used cash of $45,000. We anticipate that cash used in operating activities will increase in 2007 as we pursue our plan of operations.

Cash Used In Investing Activities

In the six months ended June 30, 2007, investing activities used cash of $150,119, compared to $137,947 in the prior period of 2006, primarily as a result of the acquisition of intellectual property.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the six months ended June 30, 2007, we raised proceeds of $5,971,751, compared to $nil in the prior period of 2006, from the sale of our common stock, and advances from a related party provided cash of $103,949.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our historical financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Use of Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis and include certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates include the estimate of useful lives of intellectual property for amortization purposes, and the estimate of fair market value of stock-based compensation.

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

Stock-Based Compensation

The Company accounts for its stock option plan under the recognition and measurement principles of the revised statement to Statement of Financial Accounting Standards No. 123, "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R). The Company had no stock-based compensation expense for the years ended December 31, 2006 and 2005 and $1,780,000 in stock-based compensation expense for the six months ended June 30, 2007.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

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

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

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

Item 3.            Controls And Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the "SEC").

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

During the fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Previously reported in our Current Report on Form 8-K filed with the SEC on April 6, 2007.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Securities Holders

None.

Item 5.             Other Information

None.

Item 6.             Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended. Incorporated by reference to our Registration Statement on Form SB-2 filed on May 4, 2005.
3.2	Bylaws. Incorporated by reference to our Current Report on Form 8-K filed May 14, 2004.
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

10.3	Employment Agreement between the Company and Gary A. Reys. Incorporated by reference to our Current Report on Form 8-K filed June 5, 2007.
10.4	Employment Agreement between the Company and Dr. Ronald W. Berninger. Incorporated by reference to our Current Report on Form 8-K filed June 5, 2007.

Exhibit Number	Description of Exhibit
10.5	Consulting Agreement between the Company and Jack Wynn & Co., Inc. Incorporated by reference to our Registration Statement on Form SB-2 filed June 29, 2007.
10.6	CEO Award Agreement between the Company and Gary A. Reys. Incorporated by reference to our Current Report on Form 8-K filed June 5, 2007.
10.7	Sublease Agreement between the Company and Icogenex Corporation. Incorporated by reference to our Registration Statement on Form SB-2 filed June 29, 2007.
10.8	Lease Agreement between the Company and Teachers Insurance and Annuity Association of America, Inc. Incorporated by reference to our Registration Statement on Form SB-2 filed June 29, 2007.
10.9	2007 Stock Option/Restricted Stock Plan. Incorporated by reference to our Registration Statement on Form SB-2 filed June 29, 2007.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Principal Accounting Officer.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Principal Accounting Officer.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CELLCYTE GENETICS CORPORATION
Dated: August 14, 2007. Per:	/s/ "Gary A. Reys" Gary A Reys President, Chief Executive Officer and a director

__________