Form 10QSB
period 2007-09-30
CELLCYTE GENETICS CORP
filed 2007-11-14
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

☐         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52238

CELLCYTE GENETICS CORPORATION
(Name of small business issuer in its charter)

Nevada	86-1127046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 Carillon Point, Kirkland, Washington	98033
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 59,854,224 shares of common stock as of November 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended September 30, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended September 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-QSB:

__________

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS		
CURRENT ASSETS		
Cash	$ 3,484,943	$ 287,750
Inventory	25,253	-
Prepaid expenses and deposits	241,673	1,200
Total Current Assets	3,751,869	288,950
OTHER ASSETS		
Furniture and Equipment, net of depreciation of $8,489	266,871	-
Intellectual property, net of amoritization of $50,585	514,850	369,666
Total Other Assets	781,721	369,666
TOTAL ASSETS	$ 4,533,590	$ 658,616
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		
CURRENT LIABILITIES		
Accounts payable	$ 74,288	$ 305,064
Accrued expenses	33,741	45,000
Accrued interest	-	74,022
Due to related parties	107,949	-
Convertible notes	-	400,000
Total Current Liabilities	215,978	824,086
LONG TERM LIABILITIES		
Convertible notes	-	535,000
Total Long Term Liabilities	-	535,000
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)		
Common stock, $0.001 par value; 525,000,000 shares authorized, 59,854,224 and 20,000,000 shares issued and outstanding, respectively	59,854	200
Additional paid in capital	7,276,553	-
Common stock purchase warrants	1,398,000	-
Accumulated deficit during development stage	(4,416,795)	(700,670)
Total Stockholders' Equity (Deficit)	4,317,612	(700,470)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,533,590	$ 658,616

The accompanying notes are an integral part of these interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Month Period Ended September 30, 2007	Nine Month Period Ended September 30, 2006	From Inception (January 14, 2005) to September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net loss	$ (3,716,125)	$ (280,277)	$ (4,416,795)
Adjustments to reconcile net loss to net cash used by operating activities			
Amortization of intellectual property	23,828	17,628	50,584
Depreciation of furniture and equipment	8,489	-	8,489
Stock based compensation	1,780,000	-	1,780,000
Decrease (increase) in assets			
Inventory	(25,253)	-	(25,253)
Prepaid expenses and deposits	(240,473)	9,000	(241,673)
Increase (decrease) in liabilities			
Accounts payable	(262,837)	126,840	42,227
Accrued interest	8,066	34,547	82,088
Accrued expenses	(11,259)	21,083	33,741
Net cash used by operating activities	(2,435,564)	(71,179)	(2,686,592)
CASH FLOWS FROM INVESTING ACTIVITIES:			
Intellectual property acquisition	(169,012)	(138,664)	(565,434)
Furniture and Equipment acquisiton	(275,360)	-	(275,360)
Cash acquired on reverse acquistion	1,429	-	1,429
Net cash used by investing activities	(442,943)	(138,664)	(839,365)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Proceeds from issuance of convertible notes	-	360,000	935,000
Advances from related party	103,949	-	103,949
Proceeds from sale of common stock	5,971,751	-	5,971,951
Net cash provided by financing activities	6,075,700	360,000	7,010,900
Net increase in cash and cash equivalents	3,197,193	150,157	3,484,943
Cash and cash equivalents, beginning of period	287,750	52,444	-
Cash and cash equivalents, end of period	$ 3,484,943	$ 202,601	$ 3,484,943
SUPPLEMENTAL CASH FLOW DISCLOSURES:			
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

The accompanying notes are an integral part of these interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company was incorporated as Shepard Inc. March 9, 2004 in the state of Nevada and changed its name to CellCyte Genetics Corporation ("CGN") effective February 16, 2007.

Effective January 19, 2007, CGN entered into an Agreement in Principle to acquire 100% of the issued and outstanding shares of CellCyte Genetics Corporation (a development stage enterprise) ("CGW"), a private Washington State corporation incorporated January 4, 2005, in exchange for 16,000,000 restricted shares of CGN's common stock, and the transfer of a further 18,750,000 shares of CGN's restricted common stock and 2,500,000 shares of CGN's non-restricted common stock from certain shareholders of CGN to the shareholders of CGW. Effective March 14, 2007, the acquisition of CGW was completed by the execution of a Share Exchange Agreement (the "Agreement"), which, in addition to the share issuances and transfers described above, finalized certain other terms of the acquisition.

As a result of the completion of this acquisition and the related transactions as described in note 3, the former shareholders of CGW own approximately 62% of the outstanding shares of common stock of CGN representing 37,250,000 of the then 59,854,224 total issued and outstanding shares of common stock of CGN.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principals for interim financial information and with the instruction to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principals for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB and the Form 8-K dated March 30, 2007. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Basis of Consolidation

These consolidated financial statements include the accounts of CGW since its incorporation on January 4, 2005 and CGN since the reverse acquisition on March 14, 2007 (refer to Note 3). All inter-company balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. The Company had no cash equivalents at September 30, 2007.

Concentration of Risks

The Company maintains its cash and cash equivalents in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits as of September 30, 2007, the Company's cash balances exceeded Federal Deposit Insurance Corporation limits at September 30, 2007 by $3,384,943.

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

Long-Lived Assets and Intangibles

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines on a periodic basis the carrying value of its tangible and intangible assets to determine whether there are any impairment losses. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. To September 30, 2007, no asset impairments have been identified or recorded.

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

Stock-Based Compensation

The Company accounts for its stock option plan under the recognition and measurement principles of the revised statement to Statement of Financial Accounting Standards No. 123, "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R). The Company has recorded $1,780,000 in stock-based compensation expense through September 30, 2007 in connection with the acquisition of CGW as described further in Notes 3 and 8 below.

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

Under the terms of the convertible promissory notes, the outstanding principal and interest on the promissory notes is payable by CGW in 2007 and 2008. The outstanding principal amount of the promissory notes and all unpaid interest is automatically convertible into CGW securities issued in a qualified equity or equity based financing or combination of equity financings with gross proceeds totaling at least $1,000,000. For purposes of determining the number of equity securities to be received by the holders of the 8% convertible promissory notes upon such exchange, such holders will be deemed to have tendered 100% of the outstanding principal amount of the promissory notes and all accrued but unpaid interest as payment of the purchase price in such qualified financing.

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

NOTE 5 - INTELLECTUAL PROPERTY AND PROPERTY AND EQUIPMENT

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

As at December 31, 2006, the Company had $70,002 of capitalized patents and $301,420 of capitalized patents pending. Through September 30, 2007 the Company incurred an additional $79,012 of capitalized patents pending. These amounts consist of the legal fees expended to pursue and prosecute a range of patent claims related to stem cell delivery and purification.

The Company amortizes patents (and licenses for the use of patents) over the remaining life of the patents, which ranges from 7 to 17 years.
	September 30,	December 31,
	2007	2006
Licenses	$115,000	$25,000
Patents	70,002	70,002
Patents pending	380,432	301,420
Accumulated amortization	(50,584)	(26,756)
Licenses and patents, net	$514,850	$369,666

As at December 31, 2006, the Company had no capitalized property and equipment. Through September 30, 2007 the Company incurred $76,047 of capitalized computer equipment and $199,494 of laboratory equipment. Property and equipment are stated at cost. The Company depreciates computer and office equipment is over a three year useful life and lab equipment over a five year useful life.
	September 30,	December 31,
	2007	2006
Laboratory equipment	$199,494	$0
Computer equipment	75,866	0
Accumulated depreciation	(8,489)	0
Property and equipment, net	$266,871	$0

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its office and storage space, all of which are month to month. Rent expense relating to the operating leases was approximately $119,008 for the period ended September 30, 2007.

On April 1, 2007 the Company entered into a 63 month lease in a new facility in Bothell Washington. Total commitment in lease cost for the term of the lease is approximately $1,590,123.

Year	Lease Expense
2008	$284,004
2009	292,524
2010	301,296
2011	310,344
2012	319,644
2013	82,311
Total	$1,590,123

Executive Employment Contracts

The Company entered into employment agreements with each of Gary A. Reys, our Chief Executive Officer, and Dr. Ronald Berninger, our Executive Vice President and Chief Scientific Officer on June 1, 2007. We have also entered into a CEO Award Agreement with Mr. Reys. The CEO agreement term is for a period of five years; with a daily three year "evergreen" feature such that the remaining term of his employment will always be at least three years. In consideration for his services, we have agreed to pay Mr. Reys an annual salary of $350,000, provided, however, that effective upon our reaching an aggregate funding of $15,000,000, Mr. Reys' base salary will be increased to $425,000 per year. The CEO Award Agreement target is presently $750,000 in cash and the actual award will be calculated by multiplying the target award by the percentage score achieved by the CEO based on assessment of performance under its business plan in the fall of this year. The CSO agreement term is for a period of five years; with a daily three year "evergreen" feature such that the remaining term of his employment will always be at least three years. In consideration for his services, we have agreed to pay Dr. Berninger an annual salary of $205,000, provided, however, that effective upon our successfully completing Phase I clinical trials, Dr. Berninger's base salary will be increased to $225,000 per year.

NOTE 7 - CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 59,854,224 and 38,990,000 shares of its common stock at September 30, 2007 and December 31, 2006, respectively.

During the period ended September 30, 2007, the issued common shares as follows:

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Two officers who are also members of the Company's board of directors served as consultants to the Company on various business, strategic, and technical issues. The Company paid and expensed a total of $143,000 for these services in 2006 and $377,500 during the nine month period ended September 30, 2007. In addition to the fees, reimbursable expenses were also paid under this contract. The total amount paid for these expenses was $43,187 in 2006 and $85,551 during the nine month period ended September 30, 2007. The use of officers as contractors was considered an interim arrangement while the Company was in startup operations.

Shareholder Advances

During the nine month period ended September 30, 2007 a shareholder of the Company paid various outstanding payables on behalf of the Company. As of September 30, 2007 the Company owed this shareholder $107,949. These advances are unsecured, non-interest bearing with no set terms of repayment.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended September 30, 2007 and 2006 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the nine months ended September 30, 2007 and 2006 included in this Quarterly Report, (ii) our Current Report on Form 8-K filed with the SEC on April 6, 2007, including the financial statements set forth therein and (iii) our Annual Report on Form 10-KSB for the year ended December 31, 2006, including our annual audited financial statements set forth therein.

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

Stem cells are unprogrammed cells in the human body that could be described as 'shape shifters'. These cells have the ability to change into other types of cells. Stem cells are at the center of the new field of regenerative medicine. Because stem cells can become bone, muscle, cartilage and other specialized types of cells, they have the potential to treat many diseases that require cell renewal and tissue regeneration, including coronary artery disease, Parkinson's, Alzheimer's, diabetes and cancer. They could also potentially reduce the need for organ transplants and related surgeries.

Stem cells can typically be broken into five types:

  Adult Stem Cells - stem cells taken from adult tissue;

  Umbilical Cord Blood-Derived Stem Cells - stem cells taken from umbilical cord blood;

  Amniotic Stem Cells - stem cells taken from human amniotic fluid.

  Fetal Stem Cells - stem cells taken from aborted fetal tissue; and

  Embryonic Stem Cells - stem cells taken from human embryos

Adult stem cells are already being used to treat patients with a variety of different diseases, for example leukemia patients in need of bone marrow reconstitution, where a bone marrow transplant is accomplished by injecting stem cells from a donor or the patients own purified stem cells into the bloodstream of the patient. Clinical trials that were recently published in the New England Journal of Medicine have demonstrated that autologous (i.e. the patient's own) bone marrow-derived stem cells are able to significantly enhance survival and heart function in patients after a heart attack - both early after the attack and in patients progressing to heart failure. Stem cells from bone marrow also have the ability to repair the liver, and are being investigated for healing of bone fractures and in joint repair, as well as in Parkinson's disease. The quintessential mechanism by which stem cells contribute to regeneration of damaged tissue is their ability to differentiate, a process by which they acquire functions and features of resident tissue cells. Additional mechanisms that have been discussed in particular for adult stem cells include increased formation of new blood vessels (angiogenesis) and the secretion of factors that help tissue cells to survive and that may activate tissue-resident stem cells.

Our Products

We have discovered and are developing stem cell enabling therapeutic products. These therapeutic products are believed to make it possible for the first time to efficiently deliver stem cells through a patient's own vascular system, directly targeting those cells to a specific diseased or damaged organ.

These discoveries are the first stem cell enabling drugs anticipated to enter Investigational New Drug ("IND") clinical trials supported by the United States Food and Drug Administration ("FDA"); they offer applicability across a number of diseases. These products are expected to be supplied in a single use vial form. The Company plans to initiate Phase III clinical trials in 2010.

Fundamentally, our discoveries are seen to be the operating (or delivery) systems and platforms that stem cells require to become viable therapeutic applications. Our management has strategically combined the company's therapeutic discoveries with platforms of proven and synergistic device technologies that have repeatedly been demonstrated to enhance stem cell interventions and other cellular therapy approaches. This has provided us with both a developing therapeutic product pipeline and a proven device division with opportunities in drug development, research and therapeutic interventions.

We have an extensive and broad intellectual property framework consisting of United States patents issued, United States patents pending and eleven foreign patents pending covering numerous therapeutic discoveries relating to stem cell organ delivery and repair compounds. In addition, the company has patents pending for an adenocarcinoma tumor diagnostic and for the discovery of a novel technology that can deliver any cell type to the liver.

Therapeutic Pipeline

Stem Cell Organ Delivery, Retention and Repair

Two unmet significant challenges and hindrances to stem cell-mediated regenerative therapy have been a) the lack of a non-invasive, non-damaging technology to deliver adequate quantities of stem cells to a specific diseased, damaged or dying organ, and b) the lack of a method or mechanism to keep the stem cells in the organ. These have been the essential barriers considered necessary to be overcome before organ repair or organ curative regeneration can take place.

Delivery to and retention of stem cells in specific organs are the targets of our lead therapeutic technology. This technology offers the potential for treatments across a broad number of diseases and constitutes significant advancements in the pursuit of a medically viable procedure to deliver stem cells for organ repair.

Our discoveries are believed to be the first to permit delivery and retention of stem cells through the body's - and the individual organs' - vascular system, where the cells are nourished and encouraged to differentiate under optimal conditions into new viable tissue. In animal studies, these discoveries have been shown to allow non-invasive and non-destructive delivery of both hematopoietic (blood forming) CD34+ stem cells and mesenchymal stem cells (MSCs). We believe that these discoveries will enable delivery and organ cell retention of stem cells derived from many sources.

Our products are proprietary biologics that are believed to precisely target and deliver stem cells to the heart (CCG-TH30), liver (CCG-TL35), and the lung (CCG-TL40). We are also planning to develop an additional formulation (CCG-TK45), to deliver stem cells to the kidney. In the future, the company plans to explore the delivery of stem cells to other regions of the body including the brain.

In the discovery and development of these compounds, years of extensive preclinical stem cell nuclear imaging studies in rodents were conducted. Combined with histological staining of the administered human stem cells, these studies confirmed that the compositions precisely delivered the stem cells to their target organs. These studies further showed that the stem cells remained in the specific target organ, e.g. the heart, where they were rapidly incorporated into cardiac muscle tissue.

Whereas great progress has recently been made in stem cell research and clinical trials for cardiac interventions, other organs, such as the liver, lung and kidney still present more significant delivery challenges, leaving the present invasive techniques being used in heart studies as a less viable option for these organs. The ability of our product candidates to deliver stem cells non-invasively through the vascular system is expected to open therapeutic opportunities for repair and regeneration of these organs, and to potentially make us the gatekeeper for many different stem cell therapies.

We are planning to develop this technology also to play a role as a standard procedure in organ transplants, where it could have several applications, e.g., maintaining the function of a damaged organ of a patient waiting for a transplant, and eliminating organ rejection after transplant through the use of stem cells with immunosuppressive functions. In first clinical trials, mesenchymal stem cells (MSCs) have recently been reported to decrease GVHD symptoms in allogeneic bone marrow recipients (i.e. in patients receiving bone marrow from a donor). The therapy could also provide treatment to patients who are not eligible for transplantation, such as infants too small to accept organs or patients with diseases that render them unable to withstand long and complex organ transplant surgery.

We are planning to work closely with Swedish Medical Center in Seattle and their internationally recognized organ transplant group, with the Hope Heart Program at the Benaroya Research Institute in Seattle, as well as with other international transplant physicians to further this intervention. Between heart and liver alone, the International Society of Organ Transplants estimates there are over 8,000 transplants each year in the United States totaling estimated direct and non-direct costs over $6 billion. It is further estimated that 20% of all organ donations are rendered useless as the organs die or become compromised before they can be transplanted.

The source material for our suite of proprietary stem cell delivery products is obtained by existing FDA approved fractionation processes currently used for the purification of albumin in the plasma industry. The purified proteins are proprietarily modified before they are formulated and placed into single use vials.

Heart Repair

The first product we have scheduled to enter human clinical trials is TH30 for heart repair. Until now, all research and methods for administering stem cells to damaged heart muscle and tissue has been by injection into and around the damaged tissue areas of the heart via catheter or direct injection into the damaged heart muscle. Despite this localized administration of stem cells, several published studies have demonstrated that the majority of the administered stem cells leak out of the heart (only 1-5% remain there). In addition, the invasive nature of the procedure has the potential to inflict further physical damage on the already impaired heart. Our preclinical studies have shown that a single administration of our proprietary composition prior to stem cell infusion through a standard intravenous catheter resulted in up to 77% of the stem cells delivered to the heart.

We are advancing CCG-TH30 into human trials for repair of the heart with an IND submission anticipated for 2008 and Phase I clinical trials expected to begin shortly thereafter. Due to the technology's similarities, we anticipate that an IND for the liver compound, CCG-TL35 could follow within months of compound CCG-TH30 for the heart. Because of the importance of these discoveries and the lack of toxicity and safety concerns associate with using minimally modified, naturally occurring human plasma proteins, we plan to seek FDA fast track designation once the appropriate IND is filed.

We are also pursuing an application to allow the use of the patients' own stem cells to repair their damaged organs without the need to harvest and re-inject the cells. This approach has been tried before by other researchers but has not been successful at this time. We expect that the enhanced efficacy of organ-specific stem cell delivery caused by our products will allow this concept to be a viable therapeutic strategy. The approach will be to administer granulocyte-colony stimulating factor (G-CSF), the current standard of medicine used to mobilize stem cells from the patient's own bone marrow into the bloodstream. Concurrently, the patient will be treated with our proprietary proteins, e.g. CCG-TH30, administered via non-invasive intravenous injection, causing the released stem cells to migrate directly to the damaged organ and initiate repair.

Cell Targeting to the Liver

There are a large number of diseases that affect the liver such as hemophilia, cirrhosis, hepatitis, alcoholic liver disease, non-alcoholic steatohepatitis (NASH), and diabetes. One of our discoveries is a product that can direct various cells to the liver.

In type I diabetes, also called juvenile diabetes or insulin-dependent diabetes, the body's immune system attacks and destroys cells in the pancreas called beta cells. These cells are located within small islands of endocrine cells called pancreatic islets and are the body's source for insulin. When the beta cells are destroyed, insulin cannot be produced, leaving patients with type 1 diabetes in need for regular and continued insulin injections. Type 1 diabetes patients face the constant threat of developing serious complications such as heart disease, blindness, kidney failure, and nerve damage to the lower legs.

In today's - still experimental - therapeutic approach to reconstitute a patient with functional beta cells and thereby insulin production, islet cells from a donor are implanted into the liver where they can reside and produce insulin. However, the procedure is long, invasive and the cells are able to produce insulin only for a limited time: while almost 100% of recipients cease the requirement for insulin injections shortly after the procedure, this number drops to ~ 50% by one year and under 20% by 5 years. On average, patients who respond well to islet transplantation report being free of the need for insulin for about one year, therefore requiring repeat procedures. Administering the islet cells using our technology could allow for non-invasive implantation of the islet cells, and longer duration of insulin production would be expected as our product candidate for liver-targeting, CCG-TL35 may enhance islet cell delivery to the liver. Due to the product/process synergies with CCG-TH30, an IND for CCG-TL35 could follow closely after the initiation of clinical studies in the heart.

Furthermore, islet cells from a patient - expanded by using our 3-dimensional cell expansion technology - could be banked in the event more islet cells are needed. This could open vast new liver therapeutic treatments.

Delivery of Stem Cells to the Bone Marrow

Enhancing stem cell trafficking for use in bone marrow transplants is another application that we plan to begin developing. As for the other products, this one, too, is designed to be supplied in a single use vial form and to be administered intravenously before the bone marrow transplant procedure. This product formulation, CCG-T50, is believed to direct the stem cells to stay in the blood circulation rather than being trapped in the liver and spleen thereby allowing more efficient homing to the bone marrow over time.

Increased bone marrow engraftment of stem cells means reduced time for reconstitution of a patient's blood and immune system. With a more rapid and higher quality engraftment, fewer complications are also expected, including marked decreases in immune responses including graft versus host disease (GVHD), and fewer patient deaths. Clinical trials to demonstrate efficacy for this product will average two weeks per patient and the FDA will not require patients to be followed for several years as is the case with many other product candidates.

Oncology - Adenocarcinoma Tumor Detection

Cancer is a group of diseases characterized by the uncontrolled growth and spread of abnormal cells. According to the National Cancer Institute, cancer is a major cause of death in the United States, second only to cardiovascular disease. Despite significant progress in our understanding of cancer development and disease progression, early detection still constitutes the major factor determining a beneficial outcome.

One of our more advanced licensed technologies is designed to detect adenocarcinoma's (e.g. ovarian, breast, prostate and colon cancers) at a very early stage. This technology has the potential to set new standards for early cancer detection and to overcome the limitations of current cancer diagnostics by identifying a specific tumor biomarker before clinical symptoms begin, i.e. when the opportunity for a cure is highest. Beyond being a diagnostic, this technology could potentially provide a therapeutic option for adenocarcinoma tumors as well.

This technology has already completed an FDA approved Phase I clinical trial on women with metastatic breast cancer and on women with ovarian cancer. The patient's white blood cells were isolated from the patient's blood and cultured with our proprietary peptide, CCG-T55, resulting in production of Cytotoxic T Lymphocytes (CTL's) that are specific to adenocarcinoma cells. In preclinical studies, and in an FDA approved human study this novel technology appeared to detected tumors the size of a grain of rice (~2 mm) containing fewer cancer cells when compared to larger tumors (5-10 mm) the size of a pea that can be detected with current tumor diagnostics.

In addition, mice with tumors caused by implanted human breast cancer cells that were treated with CTL's that had been educated to detect adenocarcinoma's by incubation with CCG-T55, lived more than twice as long as untreated control mice. This finding may provide an opportunity for this technology to be become an additional therapeutic intervention for physicians to target and destroy tumors at their very earliest stage, before they proliferate to an advanced life threatening phase. This technology is expected to be developed in collaboration with a major pharmaceutical or biotechnology company.

Our Device Division

Cell Expansion

We have purchased a cell expansion technology as a complementary addition to our therapeutic portfolio. The technology has patents issued and is in the late development/early manufacturing stage, with the device slated for market entry within 18 months. The key of this technology is superior oxygenation of cells, achieved by the separation of oxygen- and nutrient-supply into dedicated bundles of fibers. Stem cells, islet cells and other cells are significantly influenced by oxygen, and this technology has demonstrated superior oxygenation of any cell compared to all other methods for growing and expanding cells. One of our three-dimensional bioreactor chambers with a volume of 17 mL, for example, can grow up to 10 billion cells because of its oxygenation capability. In addition, the cells can grow in a three-dimensional network, thereby emulating some of the characteristics of cell growth in solid organs. Our bioreactor has already proven successful in growing, expanding and extending the life of 14 different cell lines, including embryonic stem cells.

An example for one of the possible applications of this technology is the expansion of umbilical cord blood-derived stem cells. The number of stem cells that can be collected from one individual's cord blood can only be used to treat a child or a small adult by a single administration, although therapy might require repeated injections. Once a person reaches a certain weight (approximately 150 pounds) there are not enough stem cells from a single individual's cord blood for a therapeutic intervention. Our technology is believed to make possible the treatment of many patients from one cord blood collection. Achieving this objective would reduce the number of necessary cord blood collections and importantly, once a match is found, permit the expansion of the matching stem cells for multiple therapeutic interventions.

Another significant potential application of this technology is the treatment of multiple myeloma. Widespread use of stem cell treatments for multiple myeloma patients has not been possible to date, because the stem cells required for these interventions must be immunologically identical or at least similar enough to avoid adverse complications. Therapy with autologous cells is often times not an option, e.g. when the patient's bone marrow contains tumor cells, and stem cells from a donor (allogeneic stem cells) must be supplied in significant numbers. We believe our technology will now enable sufficient quantities of patient matched stem cells to be supplied in a vial form for this therapeutic treatment and may enable other new stem cell interventions.

Still another application which we are planning to work on in conjunction with the Pacific Northwest Research Institute in Seattle and the University of British Columbia in Vancouver, Canada (which has North America's largest islet cell transplant centre) is using our cell expansion device to both expand the numbers and extend the life of islet cells for use in diabetic patients. Either of these applications would be a significant therapeutic advancement to treat diabetes, one of the world's most pervasive, debilitating and growing diseases.

As stated previously, our cell expansion device can emulate the three-dimensional growth of cells in human solid organs, and for that reason we have discussed its use as an artificial pancreas for islet cells to reside in and produce insulin with physicians in diabetes research institutions. We are planning to explore and pursue this development. It is envisioned that a miniaturized version of the devise could be implanted in the abdominal area of the patient just under the skin, much like a pacemaker.

Last not least, an additional application for this technology is seen in the expansion of stem cells and other cells for minorities, as stem cell banks for these populations are very limited or do not currently exist.

Stem Cell Purification

Our stem cell purification platform is a second-generation stem cell purification technology based on a proven immunoaffinity capture system for stem cells. Our co-founder, Dr. Ronald W. Berninger, successfully lead the development of the first generation of this technology. This technology's first generation has undergone successful clinical trials involving 3,500 patients in 250 clinics in 28 countries, and in 60 cancer centers in the United States, saving many lives. The technology has received FDA approval as well as European regulatory approvals.

The current second generation system has been designed to be significantly more robust, with an emphasis on supporting our stem cell organ targeting and delivery technologies. Additional revenue applications are in traditional stem cell bone marrow transplants, where purified stem cells are required for autologous transplants in order to assure cancer free blood regeneration. A high degree of purification of stem cells from bone marrow can also eliminate the presence of T cells, which reduces GVHD immune response, a serious complication in bone marrow transplant. We will use our purification platform for applications in cancer, genetic blood disorders, and autoimmune disease.

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

As at September 30, 2007, we had cash in the amount of approximately $3,484,943, and working capital of $3,535,891. Our planned expenditures over the next 12 months are expected to amount to approximately $7,560,000 and will exceed our cash reserves and working capital. We presently do not have sufficient cash to fund our operations for more than the next six months. We anticipate that we will require additional financing in order to pursue our plan of operations for the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

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

In the event that a third party has also filed a patent application relating to inventions claimed in our patent applications, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and cost, even if the eventual outcome is favorable to us. There can be no assurance that our patents, if issued, would be held valid by a court of competent jurisdiction.

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

Our financial situation is precarious and, based on currently estimated operating expenses, our existing capital resources may not be sufficient to fund our operations beyond the next six months.

We have incurred significant operating losses and negative cash flows from operations since inception. We have not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. We expect to incur additional and increasing operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts and for acquisition of technologies and intellectual property rights, preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, maintaining and enforcing our intellectual property portfolio, general and administrative expenses and other working capital requirements. We rely on cash reserves and proceeds from equity offerings to fund our operations. If we exhaust our cash reserves and are unable to realize adequate financing, we may be unable to meet operating obligations and be required to initiate bankruptcy proceedings. Our existing capital resources may not be sufficient to fund our operations beyond the next six months. We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, corporate alliances, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed, at all or on terms acceptable to us. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

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

We base our research and development on the use of human stem cells obtained from cord blood. The federal and state governments and other jurisdictions impose restrictions on the use of fetal tissue, including those incorporated in the recent federal current Good Tissue Practice, or cGTP, regulations. These regulatory and other constraints could prevent us from obtaining cells and other components of our products in the quantity or quality needed for their development or commercialization. These restrictions change from time to time and may become more onerous. Additionally, we may not be able to identify or develop reliable sources for the cells necessary for our potential products -- that is, sources that follow all state and federal guidelines for cell procurement. Certain components used to manufacture our stem cell product candidates may need to be manufactured in compliance with the FDA's Good Manufacturing Practices, or cGMP. Accordingly, we may need to enter into supply agreements with companies that manufacture these components to cGMP standards.

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

The use of stem cells for research and therapy has been the subject of debate regarding related ethical, legal and social issues. Although these concerns have mainly been directed to the use of embryonic stem cells, which we do not use, the distinction between embryonic and non-embryonic stem cells is frequently overlooked; moreover, our use of human stem cells from bone marrow and cord blood is not expected to raise negative public attitudes toward our stem cell therapy or result in greater governmental regulation of stem cell therapies, which could harm our business. For example, concerns regarding such possible regulation could impact our ability to attract collaborators and investors. Also, existing regulatory constraints on the use of embryonic stem cells may in the future be extended to use of fetal stem cells, and these constraints might prohibit or restrict us from conducting research or commercializing products. Government regulation and threatened regulation of embryonic tissue could also harm our ability to attract and retain qualified scientific personnel by causing top researchers to leave the country or the field of stem cell research altogether; and by encouraging the best graduate students to choose other fields that are less vulnerable to changes in regulatory oversight.

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

We anticipate that we will incur an aggregate of $7,560,000 in expenses for the next 12 months as follows:

(a)         $2,145,000 for facility and equipment related expenses;

(b)         $1,340,000 for pre-clinical work, quality assurance, manufacturing of biologic material, Phase I clinical trial and further research collaborations;

(c)         $435,000 for design and device manufacturing;

(d)         $320,000 for legal expenses related to intellectual property prosecution and accounting expenses related to quarterly reviews and annual audits;

(e)         $2,985,000 for salaries and consulting; and

(f)         $335,000 for general and administrative, travel, conferences and public relations.

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $3,484,943 and working capital of $3,535,891 at September 30, 2007. We presently do not have sufficient cash to fund our operations for more than the next six months. Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses for the next 12 months and pursue our plan of operations.

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

Results of Operations

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table sets out our consolidated loss for the periods indicated:
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	From Inception (Jan. 14, 2005) to September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$ -	$ -	$ -
Operating Expenses
Consulting	432,827	154,233	827,630
General and administrative	423,942	78,215	603,628
Professional fees	200,963	13,222	253,062
Research, development and laboratory	306,191	-	306,191
Salaries and benefits	563,675	-	563,675
Stock based compensation	1,780,000	-	1,780,000
Other Income (Expense)	(8,527)	(34,607)	(82,609)
Net Loss	(3,716,125)	(280,277)	(4,416,795)

Revenues

We have had no operating revenues since our inception on January 14, 2005 to September 30, 2007. We anticipate that we will not generate any revenues for so long as we are a development stage company.

Consulting Fees

In the nine months ended September 30, 2007, we incurred consulting fees of $432,827, compared to $154,233 in the prior period of 2006, primarily due to increased operations.

General and Administrative Expenses

Our general and administrative expenses in the nine months ended September 30, 2007 increased to $423,942 from $78,215 in the prior period of 2006, primarily as a result of increased operations due to the acquisition of additional intellectual property.

Professional Fees

In the nine months ended September 30, 2007, we incurred professional fees of $200,963, compared to $13,222 in the prior period of 2006, primarily related to the acquisition of additional intellectual property.

Research, Development and Laboratory Expenses

In the nine months ended September 30, 2007, we incurred research, development and laboratory expenses of $306,191, compared to $nil in the prior period of 2006, in connection with the purchase of equipment.

Salaries and Benefits

In the nine months ended September 30, 2007, we paid salaries and benefits of $563,675, compared to $nil in the prior period of 2006, to our directors, officers and employees.

Stock-based Compensation

In the nine months ended September 30, 2007, we incurred stock based compensation expense of $1,780,000, compared to $nil in the prior period of 2006, directly related to the issuance of options to acquire up to 2,000,000 of our shares of common stock, in connection with the acquisition of CellCyte.

Net Loss

As a result of the above, our net loss for the nine months ended September 30, 2007 was $3,716,125, compared to $280,277 in the prior period of 2006.

Liquidity and Capital Resources

As at September 30, 2007, we had cash in the amount of approximately $3,484,943 and working capital of $3,535,891. Our planned expenditures over the next 12 months are expected to amount to approximately $7,560,000 and will exceed our cash reserves and working capital. We presently do not have sufficient cash to fund our operations for more than the next six months. We anticipate that we will require additional financing in order to pursue our plan of operations for the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

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

Cash Used in Operating Activities

Cash used in operating activities in the nine months ended September 30, 2007 was $2,435,564, compared to $71,179 in the prior period of 2006. Operating activities used cash primarily due to the ramping up of operations subsequent to the acquisition of CellCyte. We anticipate that cash used in operating activities will increase in 2007 as we pursue our plan of operations.

Cash Used In Investing Activities

In the nine months ended September 30, 2007, investing activities used cash of $442,943, compared to $138,664 in the prior period of 2006, primarily as a result of the acquisition of intellectual property, furniture and equipment during the current period.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the nine months ended September 30, 2007, we raised proceeds of $5,971,751, compared to $nil in the prior period of 2006, from the sale of our common stock, and advances from a related party provided cash of $103,949.

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

Stock-Based Compensation

The Company accounts for its stock option plan under the recognition and measurement principles of the revised statement to Statement of Financial Accounting Standards No. 123, "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R). The Company had no stock-based compensation expense for the years ended December 31, 2006 and 2005 and $1,780,000 in stock-based compensation expense for the nine months ended September 30, 2007.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operations.

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

Item 3. Controls And Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the "SEC").

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

During the fiscal quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
CELLCYTE GENETICS CORPORATION
Dated: November 13, 2007. Per:	/s/ "Gary A. Reys" Gary A Reys President, Chief Executive Officer and a director

__________