Form 10KSB
period 2007-12-31
CELLCYTE GENETICS CORP
filed 2008-04-14
CIK 1325279

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

☐          Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52238

CELLCYTE GENETICS CORPORATION
(Name of small business issuer in its charter)

Nevada	86-1127046
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1725 220th Street SE, Suite 103, Bothell, Washington	98021
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (425) 483-6101

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes             ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             ☐  Yes                   ☒  No

State issuer's revenues for its most recent fiscal year: Nil.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant on April 8, 2008 was $20,510,013, based upon the closing price of such common stock on the OTC Bulletin Board on April 8, 2008 of $0.91.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 59,921,370 shares of common stock as of April 8, 2008.

Transitional Small Business Disclosure Format (check one):           Yes ☐                       No ☒

__________

__________

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB for the year ended December 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

REFERENCES

As used in this Annual Report: (i) the terms "Company", "our company", "we", "us" and "our" refer to CellCyte Genetics Corporation, a Nevada corporation, and its subsidiaries, unless the context requires otherwise; (ii) references to "CellCyte" mean CellCyte Genetics Corporation, a Washington corporation; and (iii) all dollar amounts refer to United States dollars unless otherwise indicated.

__________

PART I

ITEM 1.            DESCRIPTION OF BUSINESS

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

Our Prior Business

We were an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discovered. Prior to the year ended December 31, 2006, we owned a 100% beneficial interest in one mineral claim known as the CB-1 claim.

During the last fiscal year, we retained an independent geologist to conduct exploration on the CB-1 claim and to provide us with recommendations for additional exploration on the property. None of the rock samples that were taken from the property during exploration contained any significant quantities of gold. In addition, we were not able to locate any other zones of altered rock on the CB-1 claim which could possibly host economic mineralization. Accordingly, we do not plan to conduct any further exploration of the CB-1 claim and we plan to allow the claim to expire.

The CellCyte Acquisition

On March 30, 2007, we completed the acquisition of all of the issued and outstanding shares (the "Purchased Shares") of CellCyte pursuant to a Share Exchange Agreement among CellCyte, the shareholders of CellCyte (the "Vendors") and our company dated March 14, 2007 (the "Share Exchange Agreement").

In accordance with the terms and conditions of the Share Exchange Agreement, the total purchase price for the Purchased Shares consisted of an aggregate of 16,000,000 shares of our common stock at a deemed price of $1.50 per share. In addition, upon completion of the CellCyte acquisition: (i) Robert Harris, a former director of our company, transferred an aggregate of 18,750,000 restricted shares of our common stock held by him to the Vendors at a deemed price of $0.001 per share; and (ii) certain other shareholders transferred an aggregate of 2,500,000 shares of our common stock to the Vendors at a price of $0.001 per share.

In contemplation of the CellCyte acquisition, in January 2007 we had, on our behalf and on behalf of certain investors (each a "Lender"), loaned to CellCyte (the "Loan") the aggregate principal sum of $1,000,000. Interest on the Loan accrued at a rate of 5% per annum, compounded semi-annually and not in advance, and the Loan was to mature 120 calendar days from the date of the advancement of the principal sum. The principal sum and interest on the Loan was secured by way of a senior, subordinated (subordinated only to our existing bank indebtedness), fixed and floating charge on all of the assets of CellCyte. Under the terms of the Share Exchange Agreement, each of the Lenders had the right, exercisable until the close of business on the date of maturity of the Loan, to convert all amounts owing under the Loan to such Lender into units of our company (each a "Loan Unit"), at a deemed conversion price of $1.50 per Loan Unit, with each Loan Unit being comprised of one share of our common stock and one non-transferable share purchase warrant (each a "Loan Warrant") exercisable until July 11, 2008 at a price of $3.00 per share.

Under the terms of the Share Exchange Agreement, at the closing of the CellCyte acquisition, an aggregate of $1,017,088 in principal and interest owing by CellCyte to certain of its creditors was settled through the issuance of an aggregate of 678,060 units of our company at a deemed price of $1.50 per unit, with each such unit having the same terms and conditions as the Loan Units as described above.

In addition, at the closing of the CellCyte acquisition, all outstanding options to acquire shares in the capital of CellCyte were exchanged for options to acquire an aggregate of 2,000,000 shares of our common stock at an exercise price of $1.50 per share for a period of five years, and all options to acquire shares in the capital of CellCyte were cancelled. Further, at closing, all outstanding warrants to acquire shares in the capital of CellCyte were exchanged for 205,000 shares of our common stock, and all warrants to acquire shares in the capital of CellCyte were also cancelled.

In accordance with the terms of the Share Exchange Agreement, at closing, we raised, by way of a private placement of units (the "Private Placement"), a total of $5,971,751 at a subscription price of $1.50 per unit (each a "Private Placement Unit"), with each Private Placement Unit being comprised of one share of our common stock and one non-transferable share purchase warrant with each warrant being exercisable for one additional share of our common stock on the same terms and conditions as the Loan Warrants. An aggregate of $4,971,751 from the Private Placement was advanced by our company to CellCyte at closing, and at closing each of the Lenders, our company and CellCyte agreed that the original Loan of $1,000,000 would be converted for Loan Units in the manner set forth above.

As a consequence of the acquisition of CellCyte, our business is now focused on the discovery and development of stem cell enabling therapeutic products.

Accounting Treatment

The CellCyte acquisition constitutes a recapitalization of our company and has been accounted for in accordance with principles applicable to accounting for reverse acquisitions with CellCyte, the legal subsidiary, being treated as the accounting parent and our company, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations and cash flows of our company set forth in this Annual Report include those of CellCyte for all periods presented and those of our company subsequent to the date of the CellCyte acquisition. The comparative balance sheet as at December 31, 2006 is that of CellCyte.

Our Business

Overview

CellCyte was organized under the laws of the State of Washington on January 14, 2005.

As a result of the acquisition of CellCyte, we are a biotechnology company involved in research and development of stem cell enabling therapeutic products and medical devices for 'cell production'.

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

  Amniotic Stem Cells - stem cells taken from human amniotic fluid;

  Fetal Stem Cells - stem cells taken from aborted fetal tissue; and

  Embryonic Stem Cells - stem cells taken from human embryos.

Adult stem cells are already being used to treat patients with a variety of different diseases, for example leukemia patients in need of bone marrow reconstitution, where a bone marrow transplant is accomplished by injecting stem cells from a donor or the patients own purified stem cells into the bloodstream of the patient. Clinical trial results recently published in the New England Journal of Medicine report that autologous (i.e. a patient's own) bone marrow-derived stem cells are able to enhance survival and heart function in patients after a heart attack - both early after the attack and in patients progressing to heart failure. Stem cells from bone marrow also have the ability to repair the liver, and are being investigated for healing of bone fractures and in joint repair, as well as in Parkinson's disease. The quintessential mechanism by which stem cells contribute to regeneration of damaged tissue is their ability to differentiate, a process by which they acquire functions and features of resident tissue cells. Additional mechanisms that have been discussed in particular for adult stem cells include increased formation of new blood vessels (angiogenesis) and the secretion of factors that help tissue cells to survive and that may activate tissue-resident stem cells.

Our Products Candidates

Our initial focus is on the development of certain therapeutic product candidates licensed from the U.S. Department of Veterans Affairs. The licensed compounds are believed to make it possible for the first time to efficiently deliver stem cells through a patient's own vascular system to target those cells to a specific diseased or damaged organ such as the heart or liver. Our lead delivery candidates are derived from a naturally occurring human plasma protein, with anticipated low toxicity.

These product candidates are believed to be the first stem cell enabling drugs anticipated to enter Investigational New Drug ("IND") clinical trials. These products are expected to be supplied in a single use vial form. At this time, the Company plans to initiate a Phase III clinical trial as early as 2010.

Our management has strategically combined the company's therapeutic opportunities with a platform of proven and synergistic device technologies that are expected to enhance stem cell interventions and other cellular therapy approaches. This has provided us with both a developing therapeutic product pipeline and a device division with opportunities in drug research and development, possible therapeutic interventions, as well as cell production services.

All of our existing therapeutic patents and patent applications are under exclusive license from the U.S. government. We have an extensive therapeutic intellectual property framework consisting of an issued 'US Patent Number 7,282,222' and additional pending United States patents, as well as eleven related foreign patent applications directed to our therapeutic product candidates for stem cell targeting to the heart and liver, and other organs. In addition, the company has patents pending for an adenocarcinoma tumor diagnostic. The Company has purchased an additional two issued patents for its Cell Production Bioreactor, ' US Patent Number 5,622,857' and an Incubation device, US Patent Number 5,882,918".

Therapeutic Pipeline

Stem Cell Organ Delivery, Retention and Repair

Two unmet significant challenges and hindrances to stem cell-mediated regenerative therapy have been (i) the lack of a non-invasive, non-damaging technology to deliver adequate quantities of stem cells to a specific diseased, damaged or dying organ, and (ii) the lack of a method or mechanism to keep the stem cells in the organ.

Delivery to and retention of stem cells in specific organs are the targets of our lead therapeutic technology, which was licensed from the Department of Veterans Affairs. This technology offers the potential for treatments across a broad number of diseases and is believed to provide the opportunity for significant advancement in the pursuit of improved procedures to deliver stem cells for organ repair and regenerative medicine.

Our product candidates are believed to be the first to permit delivery and retention of stem cells through the body's vascular system, where the cells are nourished and encouraged to differentiate under optimal conditions into new viable tissue. In initial preclinical studies, these discoveries have been shown to allow non-invasive delivery of both hematopoietic (blood forming) CD34+ stem cells and mesenchymal stem cells (MSCs). We believe that these discoveries may enable delivery and organ cell retention of stem cells derived from different sources by blocking certain receptors in the liver and spleen, and allow the delivery of stem cells to the heart (with compound CCG-TH30), liver (with compound CCG-TL35), and potentially other organs. In the future, the company plans to explore the delivery of stem cells to other regions of the body.

In research using these compounds, preliminary preclinical stem cell nuclear imaging studies in rodents were conducted. The government scientist who conducted the studies reported that administration of the compounds led to enhanced delivery of stem cells to target organs, namely heart and liver. Histological staining of human CD34+ stem cells following their administration in combination with CCG-TH30 further showed that a large percentage remained in the specific target organ, i.e. the heart, where stem cells were also reported to be incorporated into cardiac muscle tissue.

Whereas great progress has recently been made in stem cell research and clinical trials for cardiac interventions, other organs, such as the liver, lung and kidney still present more significant delivery challenges, leaving the present invasive techniques being used in heart studies as a less viable option for these organs. The possibility of our product candidates to deliver stem cells non-invasively through the vascular system would be expected to open therapeutic opportunities for repair and regeneration of these organs, and to potentially provide CellCyte a significant role in the emerging field of stem cell therapeutics.

We are planning to develop this technology for use in organ transplants, where it could have several applications, e.g., maintaining the function of a damaged organ of a patient waiting for a transplant, and eliminating organ rejection after transplant through the use of stem cells with immunosuppressive functions. In this regard, mesenchymal stem cells (MSCs) have recently been reported to decrease GVHD symptoms in allogeneic bone marrow recipients (i.e. in patients receiving bone marrow from a donor). Such therapy could also provide treatment to patients who are not eligible for transplantation, such as infants too small to accept organs or patients with diseases that render them unable to withstand long and complex organ transplant surgery.

We are planning to work closely with Swedish Medical Center in Seattle and their internationally recognized organ transplant group, with the Hope Heart Program at the Benaroya Research Institute in Seattle, as well as with other international transplant physicians to further this intervention. Between heart and liver alone, the International Society of Organ Transplants estimates there are over 8,000 transplants each year in the United States totaling estimated direct and non-direct costs over $6 billion. It is further estimated that up to 20% of all organ donations are rendered useless as the organs die or become compromised before they can be transplanted.

Heart Repair

The first CellCyte product scheduled to enter human clinical trials is CCG-TH30 for heart repair. Until now, research and methods for administering stem cells to damaged heart muscle and tissue has been focused on injection into and around the damaged tissue areas of the heart via catheter or direct injection into the damaged heart muscle. Despite this localized administration of stem cells, several published studies have demonstrated that the majority of the administered stem cells leak out of the heart (approximately only 1-5% remains there). In addition, the invasive nature of the procedure has the potential to inflict further physical damage on an already impaired heart. In preliminary studies conducted by government scientists, administration of CCG-TH30, the highest known affinity ligand for liver was reported by the investigator to result in up to 77% of intravenously injected CD34+ cells targeting the heart of normal Nonobese Diabetes / Severe Combined Immunodeficiency (NOD/SCID) mice. Similarly, a second product candidate, CCG-TH35, has been reported to enhance deliver of mesenchymal stem cells to the heart of normal NOD/SCID mice.

We are advancing CCG-TH30 into human trials for repair of the heart with toxicity studies planned for completion in 2008 followed by an Investigational New Drug (IND) submission anticipated for 2009 and Phase I clinical trials expected to begin in 2009. Because of the importance of these discoveries and the expected lack of toxicity and safety concerns associated with using minimally modified, naturally occurring human plasma proteins, we plan to seek FDA fast track designation once the appropriate IND is filed.

We are also planning to explore an application to allow the use of the patients' own stem cells to repair their damaged organs without the need to harvest and re-inject the cells. This approach is based on combining our therapeutic products with stem cell-mobilizing drugs. Enhanced efficacy of organ-specific stem cell delivery using this approach could provide a new therapeutic strategy.

Cells for use in the Liver

There are a large number of diseases that affect the liver such as hemophilia, cirrhosis, hepatitis, alcoholic liver disease, non-alcoholic steatohepatitis (NASH), and diabetes. We are planning to research the use of our discoveries to direct various cells to the liver.

Furthermore, we are exploring the possibility of expanding pancreatic islet cells for treatment of type I diabetes by using our patented 3-dimensional cell expansion technology. In type I diabetes, also called juvenile diabetes or insulin-dependent diabetes, the body's immune system attacks and destroys cells in the pancreas called beta cells. Type 1 diabetes patients face the constant threat of developing serious complications such as heart disease, blindness, kidney failure, and nerve damage to the lower legs.

In today's - still experimental - therapeutic approach to reconstitute a patient with functional beta cells and thereby insulin production, islet cells from a donor are implanted into the liver where they can reside and produce insulin. However, the procedure is long, invasive and the cells are able to produce insulin only for a limited time, often requiring repeat procedures. If successful, islet cells expanded with our cell expansion technology could, for example, be banked in the event more islet cells are needed.

Delivery of Stem Cells to the Bone Marrow

Enhancing stem cell trafficking for use in bone marrow transplants is another application that we plan to explore for possible development. As for the other products, this one, too, could be designed to be supplied in a single use vial form and to be administered intravenously before the bone marrow transplant procedure. This potential product formulation, CCG-T50, is believed to direct the stem cells to stay in the blood circulation rather than being trapped in the liver and spleen thereby allowing more efficient homing to the bone marrow over time.

Increased bone marrow engraftment of stem cells means reduced time for reconstitution of a patient's blood and immune system. With a more rapid and higher quality engraftment, fewer complications may also expected, including decreases in unwanted immune responses that can lead, for example, to graft versus host disease (GVHD). Clinical trials to demonstrate efficacy for this product are expected to average two weeks per patient. However, the two week timeline for these trials does not include patient recruitment, patient follow-up, and data analysis.

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

One of our government licensed technologies is designed to detect adenocarcinoma's (e.g. ovarian, breast, prostate and colon cancers) at a very early stage. This technology has the potential to set new standards for early cancer detection and to overcome the limitations of current cancer diagnostics by identifying a specific tumor biomarker before clinical symptoms begin, i.e. when the opportunity for a cure is highest. Beyond being a diagnostic, this technology could potentially provide a therapeutic option for adenocarcinoma tumors as well.

This government licensed technology has previously been in an FDA approved Phase I clinical trial on women with metastatic breast cancer and on women with ovarian cancer. The patient's white blood cells were isolated from the patient's blood and cultured with our proprietary peptide, CCG-T55, resulting in production of Cytotoxic T Lymphocytes (CTL's) that are specific to adenocarcinoma cells. In preclinical studies this novel technology has been reported by the investigator to detect tumors the size of a grain of rice (~2 mm) containing fewer cancer cells when compared to larger tumors (5-10 mm) the size of a pea that can be detected with current tumor diagnostics.

In addition, mice with tumors caused by implanted human breast cancer cells that were treated with CTL's educated to detect adenocarcinoma's by incubation with CCG-T55, were reported to have survived more than twice as long as untreated control mice. This finding may provide an opportunity for this technology to be explored as an additional therapeutic intervention for physicians to target and destroy tumor metastases at their very earliest stage, before they proliferate to an advanced life threatening phase. The Company will seek collaboration for development of this technology with a pharmaceutical or biotechnology company as a partner.

Our Device Division

Cell Expansion

We have purchased a cell expansion technology as a complementary addition to our therapeutic portfolio. The technology has two patents issued (Cell Production Bioreactor, US Patent Number 5,622,857 and Incubation device, US Patent Number 5,882,918) and is in the development and prototype testing stage, with the device slated for research and drug development applications in 2008. The key of this technology is superior oxygenation of cells, achieved by the separation of oxygen and nutrient-supply into dedicated bundles of fibers. Stem cells, islet cells and other cells are significantly influenced by oxygen. This technology has demonstrated superior oxygenation by allowing cells to expand and completely fill the bioreactor. A three-dimensional bioreactor chamber with a volume of 17 mL, for example has been shown to grow over 10 billion hybridoma cells. In addition, the cells can grow in a three-dimensional network, thereby emulating some of the characteristics of cell growth in solid organs. Our bioreactor has already proven successful in growing, expanding and extending the life of 14 different cell lines, including embryonic stem cells.

One possible application of this technology is in the expansion of umbilical cord blood-derived stem cells. The number of stem cells that can be collected from one individual's cord blood can only be used to treat a child or a small adult by a single administration, although therapy might require repeated injections. Once a person reaches a certain weight there are not enough stem cells from a single individual's cord blood for a therapeutic intervention such as cord blood transplants for leukemia patients. Our technology is believed to make possible the treatment of a number of patients from one cord blood collection by permitting expansion of the matching stem cells for multiple therapeutic interventions.

Another potential application of this technology is in the treatment of multiple myeloma. Widespread use of stem cell treatments for multiple myeloma patients has not been possible to date, because the stem cells required for these interventions must be immunologically identical or at least similar enough to avoid adverse complications. Therapy with autologous cells is often times not an option, e.g. when the patient's bone marrow contains tumor cells, and stem cells from a donor (allogeneic stem cells) must be supplied in significant numbers. We believe our technology may enable sufficient quantities of patient-matched stem cells to be generated.

Still another application on which we are planning to work, in conjunction with the Pacific Northwest Diabetes Research Institute in Seattle and the University of British Columbia in Vancouver, Canada (which has North America's largest islet cell transplant centre) to use our cell expansion device to both expand the numbers and extend the life of islet cells for use in diabetic patients. Either of these applications would be a significant therapeutic advancement to treat diabetes, one of the world's most pervasive, debilitating and growing diseases.

As stated previously, our cell expansion device can emulate the three-dimensional growth of cells in human solid organs, and for that reason we have discussed its use as an artificial pancreas for islet cells to reside in and produce insulin with physicians in diabetes research institutions. We are planning to explore this opportunity.

Lastly, an additional application for this technology is seen in the expansion of stem cells and other cells for minorities, as stem cell banks for these populations are very limited or do not currently exist.

Stem Cell Purification

Our stem cell purification platform is a second-generation stem cell purification technology based on a proven immunoaffinity capture system for stem cells that was previously used with cancer patients. Our co-founder, Dr. Ronald W. Berninger, successfully led the development of the IgM antibody and capture system for the first generation of this technology. This technology was used to generate stems cells for use in clinical trials involving 3,500 patients in 250 clinics in 28 countries, and in 60 cancer centers in the United States, saving many lives. The technology had received FDA approval as well as European regulatory approvals.

The current second generation system is conceived to be significantly more robust, with the potential of supporting our stem cell organ targeting and delivery technologies. Additional revenue applications could be in traditional stem cell bone marrow transplants, where purified stem cells are required for autologous transplants in order to assure cancer free blood regeneration. A high degree of purification of stem cells from bone marrow can also eliminate the presence of T cells, which reduces GVHD immune response, a serious complication in bone marrow transplant. This purification platform may have applications in cancer, genetic blood disorders, and autoimmune disease.

Our Business Model

Our business model focuses on the parallel development of products having multiple and complementary applications to treat a variety of diseases in large markets. We plan to focus on potentially industry-leading technologies far along the research and/or development pathway offering significant breakthroughs, carrying both strong defendable and supportive clinical data with technologically dominant intellectual property positions.

We believe this model offers the shortest timeline to FDA approval for our therapeutic products and a pathway to begin generating revenues. We believe our technologies and the following strategies will make this possible:

Focus on Synergistic Technologies

We plan on only developing and commercializing breakthrough discoveries with large market demand that have undergone research with positive outcomes. Our product platform was chosen because it offers a wide range of possible commercial and therapeutic applications, either individually or in combination with our other product candidates or those of other companies. We believe this approach will afford us the opportunity to quickly advance our research and broaden our intellectual property portfolio while mitigating risks and costs of early stage clinical development.

In that regard, the CTLs required for our adenocarcinoma tumors detection therapeutic technology will be grown and produced using our cell expansion technology. We also intend to move research forward for expansion of islet cells and investigate their use in an implantable device. We believe these complementary technologies further advance and leverage our plan for early revenues in addition to those that may also be obtained via collaborative or development agreements with other companies.

FDA Approval Process

A significant part of our plan of operations is to work proactively with the FDA in moving our compounds forward in the regulatory environment. We have attracted regulatory experts to our advisory team and in early IND-related discussions have received constructive direction that will support timely IND filings for initiation of phase I studies for its products.

Our plan is to strategically select product candidates with multiple disease applications and which may afford the opportunity for IND enabling preclinical research in follow-on products. The potential benefits to these so-called piggy-back technologies (medications/regimens altered for more than one indication) are that exiting or subsequent (e.g., modified) compounds may have an accelerated path into the clinic and full studies may not be required. FDA approval is often more likely to be granted on an indication extension basis rather than as a new drug. We believe that many of our product candidates could qualify for the FDAs Fast Track status and intend to seek those designations once INDs are filed.

Licensing and Acquisitions

We have licensed technology and acquired product candidates and plan to continue to do so in the future. Depending on how advanced these technologies are this strategy may lessen development costs and expand our intellectual property pipeline which in turn could shorten time to commercialization, and offer broad marketing and early revenue opportunities.

For example, we have exclusive worldwide licenses from the Department of Veteran Affairs for six possible therapeutic product candidates, as well as two additional technologies. We have acquired intellectual property assets of a biotechnology company including two issued patents (Cell Production Bioreactor, US Patent Number 5,622,857 and Incubation device, US Patent Number 5,882,918).

Collaboration

We intend to continue to seek collaborations with biotechnology, pharmaceutical and research organizations that would enhance the development and speed to market of our product candidates. We are identifying potential product candidates of other companies that have not yet been shown to be viable therapeutics, but which we believe may do so in combination with one or more of our technologies.

We have not generated any revenues to date and have incurred operating losses since inception.

At December 31, 2007, we had cash in the amount of $2,291,457, and working capital of $1,900,192. Our planned expenditures over the next 12 months are expected to amount to approximately $6,970,000 and will exceed our cash reserves and working capital. We presently do not have sufficient cash to fund our operations for more than the next five months. We anticipate that we will require additional financing in order to pursue our plan of operations for the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

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

Patents, Proprietary Rights and Licenses

We believe that proprietary protection of our therapeutic products is critical to our business. We vigorously seek out intellectual property that we consider useful in connection with our products, and have an aggressive program of protecting our intellectual property. We believe that our know-how will also provide a significant competitive advantage, and intend to continue to develop and protect our proprietary know-how. We may also from time to time seek to acquire licenses to important externally developed technologies.

We have exclusive rights to a portfolio of patents and patent applications related to our products and methods of deriving and using them. These patents and patent applications relate to compositions of matter, methods of obtaining cells, and methods for preparing, transplanting and utilizing cells. Currently, our United States patent portfolio includes three issued United States patents (Directing Cells to Target Organs, US Patent Number 7,282,222, Cell Production Bioreactor, US Patent Number 5,622,857 and Incubation device, US Patent Number 5,882,918). We have two additional patent applications pending. In addition, we have 11 foreign patents as counterparts to our United States applications and patents; counterparts to United States patents or applications have issued in various countries. We also rely upon trade-secret protection for our confidential and proprietary information and take active measures to control access to that information.

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

We have obtained exclusive license rights from the United States Department of Veteran Affairs to technologies, processes and compounds that we believe may be important to the development of our products. These agreements typically require us to pay license fees, meet certain diligence obligations and, upon commercial introduction of certain products, pay royalties. These licenses may be cancelled or converted to non-exclusive licenses if we fail to use the relevant technology or breach the agreements. There can be no assurance that any of these licenses will provide effective protection against competitors.

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

Research and Development

Our research and development is comprised primarily of pre-clinical research work by our employees and consultants, lease of our interim laboratory facilities, academic collaborations, purchasing of laboratory supplies, licensing of patents and expenses relating to pursuing and prosecuting a range of patent claims related to stem cell delivery and purification. We expensed approximately $674,508 on research and development activities in 2007. We capitalized an additional $505,568 in laboratory equipment purchased in 2007. At December 31, 2006, the Company had $70,002 of capitalized patents and $301,420 of capitalized patents pending. Through December 31, 2007 the Company incurred an additional $153,114 of capitalized patents pending.

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

	Steps	Considerations
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

Orphan Drug Act

The Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of diseases or conditions that affect fewer than 200,000 individuals in the United States. Orphan drug status can also be sought for treatments for diseases or conditions that affect more than 200,000 individuals in the United States if the sponsor does not realistically anticipate the product becoming profitable from sales in the United States. We may apply for orphan drug status for certain of our therapies. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity in the United States for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other compounds or products from being approved for the same use including, in some cases, slight variations on the originally designated orphan product.

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

Outside the United States, we will be subject to regulations that govern the import of drug products from the United States or other manufacturing sites and foreign regulatory requirements governing human clinical trials and marketing approval for our products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country. In particular, the European Union, or EU, is revising the regulatory approach to biotechnology products, and representatives from the United States, Japan and the EU are in the process of harmonizing and making more uniform the regulations for the registration of pharmaceutical products in these three markets.

Employees

We currently have 13 full-time and 1 part-time employees.

Where You Can Find More Information

You may read and copy all or any portion of this Annual Report or any other information that we file at the SEC's public reference room at One Station Place, 100 F Street, NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings, including this Annual Report, are also available to you on the SEC's website at www.sec.gov.

Risk Factors

An investment in our common stock involves a number of significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this Annual Report in evaluating our company. Our business, operating results and financial condition could be seriously harmed due to any of these risks. The risks described below are not all of the risks facing our company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You may lose all or part of your investment due to any of these risks.

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

Our financial situation is precarious and, based on currently estimated operating expenses, our existing capital resources may not be sufficient to fund our operations beyond the next five months.

We have incurred significant operating losses and negative cash flows from operations since inception. We have not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. We expect to incur additional and increasing operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts and for acquisition of technologies and intellectual property rights, preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, maintaining and enforcing our intellectual property portfolio, general and administrative expenses and other working capital requirements. We rely on cash reserves and proceeds from equity offerings to fund our operations. If we exhaust our cash reserves and are unable to realize adequate financing, we may be unable to meet operating obligations and be required to initiate bankruptcy proceedings. Our existing capital resources may not be sufficient to fund our operations beyond the next five months. We intend to pursue opportunities to obtain additional financing in the future through equity and debt financings, corporate alliances, grants and collaborative research arrangements. The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed -- at all or on terms acceptable to us. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

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

Before we may market any product, we must obtain regulatory approval from the FDA and equivalent foreign agencies after conducting extensive preclinical studies and clinical trials that demonstrate that our product candidates are safe and effective for each disease for which we seek approval. We have limited experience in conducting clinical trials. We expect that none of our stem cell therapy product candidates will be commercially available for at least three years, if at all.

Our programs are still at the preclinical phase for our stem cell candidates and are in the development phase. While CellCyte has had a preliminary discussion with the FDA regarding a Phase I clinical trial, there are no guarantees that the FDA will permit us to go forward with our proposed Phase I clinical trial of our proprietary stem cell therapy products, that trial has not yet enrolled or treated any patients and there can be no assurance that the clinical investigators will be able to identify suitable candidates for the trial or of a successful outcome of the trial if candidates are enrolled. We may fail to discover the stem cells we are seeking, to develop any products, to obtain regulatory approvals, to enter clinical trials, or to commercialize any products. We may elect to delay or discontinue preclinical studies or clinical trials based on unfavorable results. Any product using stem cell technology may fail to:

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

We own or license a number of patents and pending patent applications related to various stem cells and methods of deriving and using them, including human neural stem cell cultures. Patent protection for products such as those we propose to develop is highly uncertain and involves complex and continually evolving factual and legal questions. The governmental authorities that consider patent applications can deny or significantly reduce the patent coverage requested in an application before or after issuing the patent. Consequently, we do not know whether any of our pending applications will result in the issuance of patents, if any existing or future patents will provide sufficient protection or significant commercial advantage or if others will circumvent these patents. We cannot be certain that we were the first to discover the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions because patent applications are secret until they are published, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Patents may not be issued from our pending or future patent applications or, if issued, may not be of commercial benefit to us. In addition, our patents may not afford us adequate protection from competing products. Third parties may challenge our patents or governmental authorities may declare them invalid or reduce their scope. In the event that a third party has also filed a patent application relating to inventions claimed in our patent applications, we may have to participate in proceedings to determine priority of invention. Even if a patent issues, a court could decide that the patent was issued invalidly. Because patents issue for a limited term, our patents may expire before we utilize them profitably. Procedures of the European Patent Office, third parties may oppose our issued European patents during the relevant opposition period. These proceedings and oppositions could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us, and the outcome might not be favorable to us.

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

We are currently subject to legal proceedings.

In January, 2008, three shareholder lawsuits were filed against us, all of which were filed in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178. Gary Reys and Ronald Berninger are also named in all three lawsuits, and John Fluke is named in the Tolerico lawsuit. The three lawsuits are virtually identical and allege, inter alia, that the Company, and its officers and directors filed misleading statements with the Securities and Exchange Commission regarding the Company's products, and that the Company posted misleading information regarding an officer on its website. The lawsuits claim that investors purchased our stock based on the alleged misleading statements and the plaintiffs are seeking monetary relief. None of the lawsuits have been certified for class action status as of the date of this report. We are disputing the basis for all three lawsuits and intend to vigorously defend against them. While we do not believe any of the lawsuits has merit, an adverse outcome could have a material adverse effect on our financial position and results.

We are also currently engaged in a dispute with a former employee, who voluntarily resigned in 2007.  The former employee had signed an employment agreement with us which contains certain restrictions on their conduct after termination of employment.  The former employee is claiming to have been misled into signing the agreement and is seeking monetary damages for constructive discharge and relief from the terms of the employment contract, which we are disputing.  We believe we have valid claims against the former employee for breach of the agreement, among other things, and are seeking injunctive and other monetary relief.  We do not believe that an adverse outcome will have a material adverse effect on our financial position.

There can be no assurance that we will be successful in defending against any of these proceedings or that further proceedings will not be initiated against us, which could have a material adverse effect on our financial position and results.

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

  pending lawsuits;

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

ITEM 2.            DESCRIPTION OF PROPERTY

We maintained an executive and business office located at Carillon Point Centre, 5400 Carillon Point, Kirkland, Washington, U.S.A., 98033 from July, 2005 through December 31, 2007.

We previously leased space in a research facility located at 454 North 34th Street, Seattle, Washington, from April, 2007 through August, 2007.

We now maintain our executive and business office at 1725 220th Street SE, Suite 103, Bothell, WA 98021. We entered into a 63 month lease for the new facility in Bothell, Washington on April 20, 2007, that we use for general office, administration, lab, research and development activities. The premises are 24,829 square feet and the facility also has a project area comprised of 361,439 square feet. On July 30, 2007 the Company amended the lease agreement to add an additional 1,553 rentable square feet.

We also lease space in the Pacific Northwest Research Institute (PNRI), a research facility located at 720 Broadway, Seattle, Washington 98122, from September 1, 2007 to present on a month to month basis.

See "Management's Discussion and Analysis - Material Commitments" for more information.

ITEM 3.             LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge, none are threatened or contemplated against our company, except as follows:

In January, 2008, three shareholder lawsuits were filed against us, all of which were filed in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178. Gary Reys and Ronald Berninger are also named in all three lawsuits, and John Fluke is named in the Tolerico lawsuit. The three lawsuits are virtually identical and allege, inter alia, that the Company, and its officers and directors filed misleading statements with the Securities and Exchange Commission regarding the Company's products, and that the Company posted misleading information regarding an officer on its website. The lawsuits claim that investors purchased our stock based on the alleged misleading statements and the plaintiffs are seeking monetary relief. None of the lawsuits has been certified for class action status as of the date of this report. We are disputing the basis for all three lawsuits and intend to vigorously defend against them. While we do not believe any of the lawsuits has merit, an adverse outcome could have a material adverse effect on our financial position and results.

We are also currently engaged in a dispute with a former employee, who voluntarily resigned in 2007.  The former employee had signed an employment agreement with us which contains certain restrictions on their conduct after termination of employment.  The former employee is claiming to have been misled into signing the agreement and is seeking monetary damages for constructive discharge and relief from the terms of the employment contract, which we are disputing.  We believe we have valid claims against the former employee for breach of the agreement, among other things, and are seeking injunctive and other monetary relief.  We do not believe that an adverse outcome will have a material adverse effect on our financial position.

There can be no assurance that we will be successful in defending against any of these proceedings.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.             MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Market for our Common Stock

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol "CCYG". The following table sets forth the high and low trading prices of our shares of common stock on the OTCBB for the periods indicated. The source of the information is the OTCBB. The market quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2007	$Nil	$Nil
June 30, 2007	10.01	5.28
September 30, 2007	6.00	3.25
December 31, 2007	7.50	5.55

On April 8, 2008, the closing sales price of our shares of common stock on the OTCBB was $0.91 per share.

Holders of Our Common Stock

As of the date of this report, we have approximately 45 registered shareholders.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)       we would not be able to pay our debts as they become due in the usual course of business; or

(b)       our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends. We do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plans

The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders(1)	2,000,000	1.50	Nil
Equity Compensation Plans Not Approved by Security Holders	Nil	Nil	Nil

(1)     On March 30, 2007, we issued options to acquire up to 2,000,000 shares of our common stock at an exercise price of $1.50 per share exercisable for a period of five years pursuant to the 2007 Stock Option / Restricted Stock Plan.

ITEM 6.             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of our plan of operations, results of operations and financial condition should be read in conjunction with: (i) our audited financial statements for the years ended December 31, 2007 and 2006, together with the notes to these financial statements; (ii) the audited financial statements of CellCyte for the years ended December 31, 2006 and 2005, together with the notes to those financial statements; (iii) the pro forma financial statements of our company as at March 31, 2007 and (iv) the section of this Annual Report entitled "Description of Business", included elsewhere herein.

We were an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discovered. We previously owned a 100% beneficial interest in one mineral claim known as the CB-1 claim. In 2006, we retained an independent geologist to conduct exploration on the CB-1 claim and to provide us with recommendations for additional exploration on the property. None of the rock samples that were taken from the property during exploration contained any significant quantities of gold. In addition, we were not able to locate any other zones of altered rock on the CB-1 claim which could possibly host economic mineralization. Accordingly, we abandoned this plan of operations and do not plan to conduct any further exploration of the CB-1 claim and we plan to allow the claim to expire.

On March 30, 2007, we acquired all of the issued and outstanding shares of CellCyte and our business is now focused on the research and development of stem cell enabling therapeutic products. See "Description of Business - The CellCyte Acquisition".

The CellCyte acquisition represented a change in control of our company. For accounting purposes, this change in control constitutes a re-capitalization of our company, and the acquisition has been accounted for as a reverse merger whereby we, as the legal acquirer, are treated as the acquired entity, and CellCyte, as the legal subsidiary, is treated as the acquiring company with the continuing operations. Accordingly, the consolidated results of operations and cash flows of our company set forth in this Annual Report include those of CellCyte for all periods presented and those of our company subsequent to the date of the CellCyte acquisition. The comparative balance sheet as at December 31, 2006 is that of CellCyte.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Description of Business - Risk Factors".

Plan of Operations

Our plan of operations for the next 12 months is to:

(a)        conduct pre-clinical lab research at our new state-of-the-art biotechnology research and development facility in Bothell, WA.;

(b)        complete negotiations with our manufacturing partner to supply our glycoprotein compound for our internal research, academic collaborations, upcoming toxicity study and clinical trials; and

(c)        complete negotiations in preparation for our academic collaborations, toxicity study and file an IND with the FDA for approval to begin a Phase I trial, and plan for Phase II clinical studies; and

(d)        complete the design and sourcing of components to begin small scale manufacturing of our cell expansion device technology for use in collaborative research with academic and institutional research organization.

We anticipate that we will incur an aggregate of approximately $6,970,000 in expenses for the next 12 months as follows:

(a)        $1,030,000 for facility and equipment related expenses;

(b)        $2,755,000 for pre-clinical work, quality assurance, manufacturing of biologic material, toxicity study, academic collaborations, engage contract research organization for our Phase I clinical trial and further research collaborations;

(c)        $110,000 for design and device manufacturing;

(d)        $435,000 for legal expenses related to intellectual property prosecution and accounting expenses related to quarterly reviews and annual audits;

(e)        $2,115,000 for salaries and consulting; and

(f)        $525,000 for general and administrative, travel, conferences and public relations.

During the next 12 months we anticipate that we will not generate any significant revenue. We had cash and cash equivalents of $2,291,457 and working capital of $1,900,192 at December 31, 2007. We presently do not have sufficient cash to fund our operations for more than the next five months. Accordingly, we will require additional financing to enable us to pay our planned expenses for the next 12 months and pursue our plan of operations. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.

Subsequent to the 12 month period following the date of this Annual Report, we will be required to obtain additional financing in order to continue to pursue our business plan. We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan going forward. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining equity financing to fund our business plan, there is no assurance that we will obtain the funding necessary to pursue our plan over the long-term.

Results of Operations

The following table sets forth selected financial information relating to our company for the periods indicated:
	CellCyte
	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenues	$Nil	$Nil
Operating Expenses
Consulting	(499,021)	(203,386)
General and administrative	(573,703)	(112,636)
Professional fees	(196,903)	(18,879)
Research, development and laboratory	(674,508)	---
Salaries and benefits	(801,617)	---
Stock-based compensation	(1,780,000)	---
Net loss	(4,521,196)	(385,639)

We have been funding our operations primarily by way of private placements of shares of common stock. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

We have had no operating revenues since our inception on January 14, 2005 to December 31, 2007. We anticipate that we will not generate any revenues for so long as we are a development stage company.

Consulting Expenses

We had consulting expenses of $499,021 in the year ended December 31, 2007, compared to $203,386 in the year ended December 31, 2006, relating to the growth in our operations.

General and Administrative Expenses

Our general and administrative expenses in the year ended December 31, 2007 increased to $573,703 from $112,636 in 2006, primarily as a result of increased operations due to the acquisition of additional intellectual property, rent of additional research facilities and overhead costs associated with our growing organization.

Professional Fees

In the year ended December 31, 2007, we incurred professional fees of $196,903, compared to $18,879 in 2006, primarily related to the increase in legal and accounting costs due to the increase in our operations.

Research, Development and Laboratory Expenses

In the year ended December 31, 2007, we had research, development and laboratory expenses of $674,508, compared to $Nil in 2006, relating to the change in our plan of operations and commencement of research and development of our products.

Salaries and Benefits

In the year ended December 31, 2007, we paid $801,617 in salaries and benefits, compared to $Nil in 2006 due to the hiring of 14 employees.

Stock-based Compensation

In the year ended December 31, 2007, we incurred stock-based compensation expenses of $1,780,000, compared to $Nil in 2006, directly related to the issuance of options to acquire up to 2,000,000 of our shares of common stock, in connection with the acquisition of CellCyte.

Net Loss

As a result of the above, our net loss for the year ended December 31, 2007 was $4,521,196, compared to $385,639 in 2006.

Liquidity and Capital Resources

As at December 31, 2007, we had cash in the amount of $2,291,457 and working capital of $1,900,192. Our planned expenditures over the next twelve months are expected to amount to approximately $6,970,000 and will exceed our cash reserves and working capital. We presently do not have sufficient cash to fund our operations for more than the next five months. We will require additional financing in order to pursue our plan of operations for the next twelve months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us. If we are unable to obtain additional financing, we may have to reduce or abandon our business activities and plan of operations.

We believe that debt financing will not be an alternative for funding, as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations going forward. In the absence of such financing, our business plan will fail. Even if we are successful in obtaining equity financing, there is no assurance that we will obtain the funding necessary to pursue our business plan. If we do not continue to obtain additional financing going forward, we will be forced to abandon our plan of operations.

Cash Used in Operating Activities

Cash used in operating activities in the year ended December 31, 2007, was $2,749,108, compared to $143,748 in the year ended December 31, 2006 relating to the commencement of our new plan of operations. We have funded our operations primarily from the issuance of our common stock.

Cash Used In Investing Activities

In the year ended December 31, 2007, investing activities used cash of $1,322,886, compared to $165,946 in the year ended December 31, 2006, relating primarily to the acquisition of intellectual property and the purchase of furniture and lab and office equipment for our facility.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the year ended December 31, 2007, financing activities provided cash of $6,075,700, compared to $545,000 in the year ended December 31, 2006, primarily from the sale of our common stock.

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

Future Financings

We anticipate continuing to rely on equity sales of our common shares to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our business plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Material Commitments

We have entered into a long term operating lease for our office, research and storage space. Rent expense relating to our operating leases was approximately $167,795 for the year ended December 31, 2007. Going forward, we expect to pay approximately $4,000 per month for our research facility at PNRI in Seattle, Washington through April, 2008.

We have also entered into a 63-month lease for a new facility in Bothell, Washington, beginning April 1, 2007. Total commitment in lease costs for the term of the lease is approximately $1,817,858.

Purchase of Significant Equipment

We intend to spend approximately $225,000 in 2008 to purchase equipment for our laboratory and office space.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"), under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The provisions of SFAS No. 109 also require the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that the realization of such benefits is more likely than not. To the extent that it is more likely than not those benefits will not be received, our company records a valuation allowance against the related deferred tax asset.

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

Stock-Based Compensation

The Company accounts for its stock option plan under the recognition and measurement principles of the revised statement to Statement of Financial Accounting Standards No. 123, "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R). The Company had no stock-based compensation expense for the years ended December 31, 2006 and 2005 and $1,780,000 in stock-based compensation expense for the year ended December 31, 2007.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on our company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" (hereinafter "SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on our company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (hereinafter "SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. Management has not determined the effect that adopting this statement would have on our company's financial position or results of operations.

ITEM 7.             FINANCIAL STATEMENTS

We have filed as part of this Annual Report (i) our audited financial statements as of and for the years ended December 31, 2007 and 2006, and the related notes to these financial statements, (ii) the audited financial statements of CellCyte as at and for the years ended December 31, 2006 and 2005, together with the notes to those financial statements; and (iii) the pro forma financial statements of our company as at March 31, 2007 reflecting the CellCyte acquisition. These financial statements are set forth in this Annual Report beginning on page F-1 below, and are incorporated by reference in this Item 7.

ITEM 8.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We engaged Williams & Webster, P.S., Certified Public Accountants, as our principal independent registered public accounting firm effective April 27, 2007. Concurrent with this appointment, Morgan & Company, Chartered Accountants, have resigned as our principal independent registered public accounting firm effective April 27, 2007. The decision to change our principal independent registered public accounting firm has been approved by our board of directors.

The report of Morgan & Company on our financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.

During the two most recent fiscal years and the subsequent period through to the date of their resignation, there were no disagreements between us and Morgan & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Morgan & Company, would have caused them to make reference thereto in their reports on our audited financial statements.

We provided Morgan & Company with a copy of our Current Report on Form 8-K filed April 30, 2007, in respect of the change of our auditor and requested that Morgan & Company furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with the statements made in that Current Report on Form 8-K and, if not, stating the aspects with which they do not agree. We received the requested letter from Morgan & Company wherein they have confirmed their agreement to our disclosures in such Current Report on Form 8-K. A copy of Morgan & Company's letter has been filed as an exhibit to such Current Report on Form 8-K.

Williams & Webster, P.S. have not been consulted on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our company's financial statements.

ITEM 8A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-KSB, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Our company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Principal Accounting Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this assessment, our management has concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.           OTHER INFORMATION

Not applicable.

__________

PART III

ITEM 9.             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors and executive officers and their respective ages as of the date of this Annual Report are as follows:

Name and Municipality of Residence	Age	Current Office with CellCyte Genetics Corporation	Director or Officer Since
Gary A. Reys Freeland, Washington, U.S.A.	63	Chairman, President, Chief Executive Officer, Officer and a director	March 30, 2007
Dr. Ronald W. Berninger, Ph.D. Mukilteo, Washington, U.S.A.	62	Secretary, Executive Vice President, Chief Scientific Officer and a director	March 30, 2007
Nathan A. McDonald Seattle, Washington, U.S.A	31	Vice President of Finance and Principal Accounting Officer	January 1, 2008
John M. Fluke, Jr. Bellevue, Washington, U.S.A.	65	Director	April 16, 2007

The following is a description of the business background of the directors and executive officers of our company:

Gary A. Reys - Chairman, President, Chief Executive Officer and a director

Mr. Reys brings over 30 years of experience with both international Fortune 100 and 500 publicly traded companies and emerging-growth companies in the pharmaceutical, biotechnology and medical device sectors. He held executive positions with Pfizer and with Rhone Poulenc Rorer (now Aventis), North America. Mr. Reys was one of the pioneers in the generic pharmaceutical industry as part of a five member founding executive team of Schein Pharmaceutical, which Bayer AG acquired a 28% ownership and the company went on to complete a successful IPO. Mr. Reys served in various capacities for Goldline Laboratories, positioning the company for the acquisition by IVAX, an international pharmaceutical holding company (now Teva Pharmaceutical), retiring from IVAX as Vice President of Business Development in 1993. Mr. Reys served as Executive Vice President and Chief Financial Officer of IBV Technologies, a division of the McKesson Corporation from May 1994 to December 1997. Mr. Reys served as Chief Executive Officer and President of Genespan, a cell expansion and DNA biotechnology company from January 1998 to February 2000.Mr. Reys served as Chief Executive Officer, President and Chief Financial Officer for Clear Medical from February 2000 to March 2001, where he positioned the company as the first FDA approved high-level disinfectant re-processor of medical devices. Mr. Reys co-founded and served as the President and Chief Executive Officer of Cennapharm, a biopharmaceutical company from April 2001 to May 2003. In June 2003, Mr. Reys co-founded the ideas and concepts which were incorporated into CellCyte Genetic in January, 2005. Mr. Reys attended the University of Washington with focus on Finance and Accounting. He also served as a member of the University of Washington's Graduate School, M.B.A. Mentor Advisory Board.

Dr. Ronald W. Berninger, Ph.D. - Secretary, Executive Vice-President, Chief Scientific Officer and a director

Dr. Berninger has over 20 years experience in building research teams and moving products from R&D to manufacturing and into the marketplace. In June 2003, Dr. Berninger co-founded the ideas and concepts which were incorporated into CellCyte Genetic in January, 2005. Dr. Berninger served as Vice President and Director of R&D and QA/Regulatory for Genespan Corporation from September 1996 to February 2002 and also for Cennapharm Corporation from May 2002 to May 2003.  In both positions he was responsible for formulation of drugs and building the infrastructure for R&D, Quality, Regulatory, and Documentation.  Prior to that, Dr. Berninger served as Senior Scientist and Head of Biochemistry at CellPro, a stem cell company. As a member of the award winning Ceprate¨ SC Concentrator development team, he was instrumental in establishing the first FDA approved process for purification, biotinylation and formulation of a CD34 IgM monoclonal antibody for purification of stem cells.  Dr. Berninger also played a vital role in defining the chemistry for the affinity gel employed in the Ceprate¨ product used for cancer and gene therapy applications. Dr. Berninger served as Senior Scientist for NeoRx Corporation where he used his expertise in chemistry to play a pivotal role in purifying and chemically modifying monoclonal antibodies to target tumor cells in diagnostic and clinical applications.

Dr. Berninger served as Assistant Professor at the Tufts University School of Medicine from 1980 to 1986. Prior to that appointment, Dr. Berninger was a Fellow, Instructor and Assistant Professor at the John Hopkins University School of Medicine from 1975 to 1980. He received his B.S. degree in Chemistry from Drexel University in 1968 and in 1972 was awarded a Ph.D. in Organic Chemistry from the University of Pittsburgh. Dr. Berninger has received numerous awards, patents and honors for his scientific discoveries and has over 70 scientific publications.

John M. Fluke, Jr. - Director

Mr. Fluke is the Chairman of Fluke Capital Management, LP; the Fluke family's investment and trust management company. He founded the company in 1976. Mr. Fluke graduated from the University of Washington in 1964, with a Bachelor of Science Degree in Electrical Engineering, and received his Master's Degree in Electrical Engineering from Stanford University in 1966.

Mr. Fluke joined his father's firm, John Fluke Mfg. Co., in 1966 as a design engineer and held various engineering and general management positions. He was elected to the board of that company in 1976, appointed Chief Executive Officer in 1983 and Chairman from 1984. He served as CEO through 1987, Chairman through 1990 and a director of the Fluke Corp. through July 1998 when the company was acquired by Danaher Corporation.

Mr. Fluke currently serves on the Boards of two emerging - or re-emerging - companies: Abacast, Inc. (third generation peer-to-peer streaming software) and MaestroSoft, Inc. (charitable event management software). Over the last three decades many of Mr. Fluke's governance positions with smaller companies have required direct and frequent interaction with management to balance the achievement (or maintenance) of cash flow positive performance without deviating from best governance practices.

Mr. Fluke is a director of PACCAR Inc. (since 1984), where he also serves as audit committee financial expert and chairman of the compensation committee. He also currently serves as a director of Tully's Coffee Company (since 2005) and chairs its audit committee. Mr. Fluke is a former director and chairman of the audit committee for PRIMUS International (2003 to 2006) and American Seafoods Group (2003 to 2006) where he served on the audit committee. He has also served on the boards and audit committees of Peoples National Bank (1984 to 1993) and US Bank of Washington (1993 to 1997).

Mr. Fluke is a past Chairman of the Greater Seattle Chamber of Commerce (1993) and continues to serve on its board and is a past Chairman of the Washington State China Relations Council (1985 to 1987). He concurrently served as a national board member of the American Electronics Association and the National Association of Manufacturers as well as the Executive Committees of both trade organizations (1985 to 1990).

Mr. Fluke continues to serve as a member of the University of Washington's Engineering Visiting Committee (since 1982), the University of Washington Foster School of Business Advisory Board (since 1987), the University of Washington Applied Physics Laboratory Advisory Board (since 1992) and the Pacific Museum of Flight (since 1988). He also is immediate past Chairman of the board of Junior Achievement of Washington and is a member of the board of the Washington Policy Center. Mr. Fluke previously served on the Stanford University Engineering Advisory Council (1985 to 1989). He is a trustee-emeritus of the University of Puget Sound (1984-2002), a past trustee of St. Thomas School of Medina, WA (1988 to 1995) and served on the Washington State Higher Education Coordinating Board (1987 to 2000) and the Washington Business Roundtable and its Education Committee (1984 to 2001).

Mr. Fluke is a past President of PONCHO (1993), Seattle's oldest fund-raising auction for the arts, a past President of the Seattle Council of the Boy Scouts of America (1984 to 1985) and a former member of the boards of the Seattle Symphony Orchestra (1981 to 1990), the 5th Avenue Theater Association (1985 to 1990) and the Nature Conservancy (1997 to 2001).

Nathan A. McDonald - Vice President of Finance and Principal Accounting Officer

Mr. McDonald has extensive business and organizational development background with experience in efficient execution and achievement of business and financial milestones. He has successfully advised on and structured more than $30 million in equity financing and has been a financial advisor on business strategy and financial opportunities for over 150 emerging companies.

From June, 2005 to present, Mr. McDonald serves as co-founder and Director of the northwest region for the Keiretsu Forum, a large international network of accredited angel investors. From June, 2004 to present, Mr. McDonald serves as a Managing Partner for Venture Velocity Partners, a professional services and venture consulting firm. From May, 2000, to present, Mr. McDonald serves as Managing Director and Financial Officer of the Investment Forum, a non-profit organization which has organized over thirty events to bring together investors and company CEOs from throughout the northwest. From July, 2003 to June, 2007, he was a consultant for Software Architects, Inc, and from February, 2002 to May, 2003, was a consultant for Cennapharm Corporation. Mr. McDonald received a Bachelor's degree with a special focus in finance from the University of Washington, Business School.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the board.

Significant Employees

In addition to our executive officers, we have one significant employee: Dr. H. Andreas Kalmes, Ph.D., our Vice President Pharmacology. Following is a description of the business background of this person.

Dr. H. Andreas Kalmes, Ph.D. - Vice President, Pharmacology

Dr. Kalmes has an extensive background in biomedical research with specific expertise in vascular biology, inflammation, oncogenic growth factor signalling pathways and general cell biology. Dr. Kalmes is an expert in preclinical cardiovascular disease models. Prior to joining CellCyte, Dr. Kalmes was a Senior Scientist at Amgen, Inc. from July 2002 to August 2006, where he and his team investigated the involvement of inflammation and the role of specific inflammatory cytokines in the events leading to atherosclerotic plaque rupture, heart attack and stroke. Dr. Kalmes was responsible for establishing models of atherosclerosis that were used to validate drug targets and measure efficacy of therapeutic candidates. He also established novel non-invasive optical imaging techniques that can be used to measure macrophage-mediated inflammation of atherosclerosis plaque.  Prior to Amgen, Dr. Kalmes was with Immunex Corp. from June 2001 to July 2002, where he contributed to forming the Vascular Biology Department. Before venturing into the biotechnology industry, Dr. Kalmes was at the University of Washington School of Medicine in Seattle, WA, first as a Senior Fellow and then as Acting Instructor in the Department of Vascular Surgery. His research during this time led to the discovery of a novel pathway for the injury-induced activation of arterial smooth muscle via the epidermal growth factor receptor. Prior to that, Dr. Kalmes was a post-doctoral fellow at the University of Würzburg, Germany, where he worked on intracellular signalling pathways that are involved in tumor formation, and where he identified novel regulators for the Raf family of oncogenic proteins. Dr. Kalmes received his Ph.D. from the University of Mainz for his research on a tumor suppressor protein - work that he had conducted at the German Cancer Research Center in Heidelberg, Germany - graduating Magna Cum Laude. Dr. Kalmes also holds an M.S. degree that he received from the University of Mainz.  Dr. Kalmes has authored numerous manuscripts in peer-reviewed journals.

Family Relationships

None of the directors, officers or the significant employee of our company are related to one another.

Conflicts of Interest

We do not have any procedures in place to address conflicts of interest that may arise between our business and our directors' other business activities. We are not aware of any existing conflicts between us and our directors' other business activities.

Audit Committee

The sole member of our current Audit Committee is Mr. Fluke.

Our Board of Directors has determined that Mr. Fluke qualifies as a "financial expert". None of our executive officers other than Mr. Fluke is "independent" according to the standards for independence prescribed by the American Stock Exchange.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past five years, including:

    any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

    any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

    being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

    being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based upon these forms, during the fiscal year ended December 31, 2007, Mr. Reys and Dr. Berninger untimely filed their Form 3s and related Schedule 13Ds and Robert Harris (a former director) untimely filed a Form 4 and Schedule 13D.

Code of Ethics

As we only recently acquired CellCyte and have limited operations, we have not as yet adopted a Code of Ethics. We plan to consider adopting a Code of Ethics applicable to our directors, officers and employees in 2008.

ITEM 10.           EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned more than $100,000 in 2007 (the "Named Executive Officers"):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Gary A. Reys, Chief Executive Officer	2007	337,500(1)	Nil	Nil	Nil	Nil	Nil	Nil	337,500
Dr. Ronald W. Berninger, Ph.D., Secretary	2007	178,750(1)	Nil	Nil	Nil	Nil	Nil	Nil	178,750
Michael Eyre, Former Chief Executive Officer	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)   Presented as a combination of consulting fees and salary paid for FY 2007.

Stock Options

We have not issued options to acquire shares of our common stock to any of our executive officers.

Stock Option Plan

In connection with the CellCyte acquisition, on March 30, 2007, our Board of Directors adopted a 2007 Stock Option/Restricted Stock Plan (the "Plan"). The following summary of the Plan is not complete and is qualified in its entirety by reference to the Plan, a copy of which has been filed with the SEC.

The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success of our company's business. The number of shares available for issuance under the Plan is 2,000,000 shares. If an award under the Plan should expire or become unexercisable for any reason and without having been exercised in full, or surrendered pursuant to an option exchange program, then the shares that were subject to such expiry or unexercised award shall again become available for future grant under the Plan. The Plan is administered by our company's Board or a committee appointed by the Board. The Plan administrator has the authority, in its discretion, to determine all matters relating to awards granted under the Plan, including the selection of individuals to be granted awards, the type of award to be granted, the number of shares to be covered by each award and all terms, conditions, restrictions and limitations of an award granted under the Plan. The term of the Plan is ten years from the date of its adoption by the Board.

We have issued options to acquire up to 2,000,000 of our shares of common stock at an exercise price of $1.50 per share exercisable for five years.

Director Compensation

We pay our directors for their services as directors in restricted stock grants. We may issue options or shares of our common stock to directors for their services from time to time. The following table sets forth information about compensation paid to our directors in 2007:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Gary A. Reys	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Dr. Ronald W. Berninger	Nil	Nil	Nil	Nil	Nil	Nil	Nil
John M. Fluke, Jr.	Nil	$15,750	Nil	Nil	Nil	Nil	$15,750
Michael Eyre, (former director)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Potential Payments Upon Termination or Change-in-Control

Information with respect to any payouts upon the termination of a Named Executive Officer or a change-in-control of our company is set forth below under "Employment Agreements".

Employment Agreements

We have entered into employment agreements with each of Gary A. Reys, our Chairman, President and Chief Executive Officer, Dr. Ronald W. Berninger, our Secretary, Executive Vice President and Chief Scientific Officer and Nathan A. McDonald, our Vice President, Finance. We have also entered into a CEO Award Agreement with Mr. Reys. The following summary of each agreement with Mr. Reys and Dr. Berninger is not complete and is qualified in its entirety by reference to each such agreement, copies of which have been filed with our Current Report on Form 8-K filed with the SEC on June 5, 2007. In addition, the following summary of the agreement with Mr. McDonald is not complete and is qualified in its entirety by reference to the agreement, a copy of which has been filed with our Current Report on Form 8-K filed with the SEC on April 9, 2008.

We have entered into an Employment Agreement with Gary A. Reys dated June 1, 2007, pursuant to which Mr. Reys has agreed to serve as our Chairman, Chief Executive Officer and President for a period of five years, provided, however, that starting with the second anniversary of the date of the agreement, the agreement shall be extended under a daily three year "evergreen" feature such that the remaining term of his employment will always be at least three years. In consideration for his services, we have agreed to pay Mr. Reys an annual salary of $350,000, provided, however, that effective upon our reaching an aggregate funding of $15,000,000, Mr. Reys' base salary will be increased to $425,000 per year. In addition, Mr. Reys is entitled to reasonable housing and living expenses if he is required to maintain a residence apart from his permanent residence and we have also agreed to lease an automobile for Mr. Reys. Mr. Reys is also entitled to participate in employee benefit plans maintained by us, including group medical, dental, vision, disability, life insurance and flexible spending account plans. If Mr. Reys' employment with us terminates other than voluntarily or for Cause (as defined in the agreement) and he signs and does not revoke a standard release of claims with us, then Mr. Reys shall have the option of receiving continuing payments of his current salary plus any payments equal to his most recent annual performance bonus for a period of 36 months from the date of such termination (or a lump sum representing such salary continuation and bonus) and all of his unvested stock options shall become fully vested at the time of the termination and shall have an exercise period of 24 months from the date of termination. If Mr. Reys' employment with us terminates voluntarily or for Cause, then all unexercised and vested options terminate immediately and all payments of compensation by us to him will terminate immediately (except as to amounts already earned) and Mr. Reys will only be eligible for severance benefits in accordance with our established policies as in effect at that time. If, within 12 months following a Change of Control (as defined in the agreement), Mr. Reys' employment with us is subject to voluntarily or Involuntarily Termination (as defined in the agreement) or we terminate his employment other than for Cause, then he shall receive severance as if he were terminated other than voluntarily or for Cause.

We have entered into an Employment Agreement with Dr. Ronald W. Berninger dated June 1, 2007, pursuant to which Dr. Berninger has agreed to serve as Executive Vice President and Chief Scientific Officer for a period of five years, provided, however, that starting with the second anniversary of the date of the agreement, the agreement shall be extended under a daily three year "evergreen" feature such that the remaining term of his employment will always be at least three years. In consideration for his services, we have agreed to pay Dr. Berninger an annual salary of $205,000, provided, however, that effective upon our successfully completing Phase I clinical trials, Dr. Berninger's base salary will be increased to $225,000 per year. In addition, Dr. Berninger is entitled to reasonable housing and living expenses if he is required to maintain a residence apart from his permanent residence. Dr. Berninger is also entitled to participate in employee benefit plans maintained by us, including group medical, dental, vision, disability, life insurance and flexible spending account plans. If Dr. Berninger's employment with us terminates other than voluntarily or for Cause (as defined in the agreement) and he signs and does not revoke a standard release of claims with us, then Dr. Berninger shall have the option of receiving continuing payments of his current salary plus any payments equal to his most recent annual performance bonus for a period of 36 months from the date of such termination (or a lump sum representing such salary continuation and bonus) and all of his unvested stock options shall become fully vested at the time of the termination and shall have an exercise period of 24 months from the date of termination. If Dr. Berninger's employment with us terminates voluntarily or for Cause, then all unexercised and vested options will terminate immediately and all payments of compensation by us to him will terminate immediately (except as to amounts already earned) and Dr. Berninger will only be eligible for severance benefits in accordance with our established policies as in effect at that time. If, within 12 months following a Change of Control (as defined in the agreement), Dr. Berninger's employment with us is subject to voluntarily or Involuntarily Termination (as defined in the agreement) or we terminate his employment other than for Cause, then he shall receive severance as if he were terminated other than voluntarily or for Cause.

On June 1, 2007, we also entered into a CEO Award Agreement with Mr. Reys. The purpose of the agreement is to specify how incentive compensation payments shall be calculated in connection with the satisfactory implementation of our business plan moving forward by Mr. Reys. Under the agreement it has presently been determined by our Board of Directors that the following items shall be in place in sufficient form and magnitude so as to allow our company and Mr. Reys to satisfactorily perform all of the activities required by our present and proposed business plan: (i) staffing, (ii) facilities, (iii) equipment, (iv) financing and (v) schedules. Our Board of Directors will make an independent assessment of Mr. Reys' performance relative to these categories of our business plan; and the Board will assign a score between 0 and 30 reflecting the degree to which each category has been implemented by Mr. Reys. This score will be used to determine the actual award to be paid to Mr. Reys. The target award is presently $750,000 in cash and the actual award will be calculated by multiplying the target award by the percentage score achieved by Mr. Reys. The award is to be paid as soon as practicable following the completion of each stage of our business plan, and at present the Board is considering its first assessment of Mr. Reys' performance under its business plan during 2008.

We have entered into an Employment Agreement with Mr. McDonald effective January 1, 2008 for a term ending upon the termination of the agreement as described below. Pursuant to the agreement, Mr. McDonald has agreed to act as Vice President of Finance of the Company. We have agreed to pay Mr. McDonald an annual salary of $165,000 for his services and Mr. McDonald is entitled to participate in any bonus and incentive programs as well as any employee benefit plans maintained by the Company. The agreement may be terminated (i) if Mr. McDonald is incapacitated from illness, accident or other disability and unable to perform his duties for a cumulative period of four months in any 12 consecutive month period, upon the Company or Mr. McDonald giving the other not less than 30 days prior written notice, (ii) by either party without Cause (as defined in the agreement) upon 14 days prior written notice, (iii) by the Company for Cause, or (iv) upon cessation of the Company's business. If, within 12 months following a "change of control" (as defined in the Employment Agreement) Mr. McDonald terminates his employment with the Company or the Company terminates his employment other than for Cause, Mr. McDonald is entitled to receive his current annual salary for a period of 18 months, and all unvested stock options issued to Mr. McDonald and all unvested stock grants made to Mr. McDonald shall become fully vested.

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock held by him, except as otherwise indicated. As of April 8, 2008, there are 59,921,370 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Shares(1)	Percent
Named Executive Officers and Directors(2)
Gary A. Reys Chairman, President, Chief Executive Officer, Chief Financial Officer, a director	18,625,000	31.1%
Dr. Ronald W. Berninger, Ph.D. Secretary, Executive Vice President, Chief Scientific Officer and a director	18,625,000	31.1%
Nathan A. McDonald Vice President of Finance and Principal Accounting Officer	250,000(4)	*
John M. Fluke, Jr. Director	282,894(3)	*
Directors and Executive Officers as a Group (3 Persons)	37,782,894	62.6%
Beneficial Owners of in Excess of 5% (other than Executive Officers and Directors)
Not applicable	Nil	Nil

*     Less than one percent.

(1)   Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 8, 2008. As of April 8, 2008, there were 59,921,370 shares issued and outstanding.

(2)   The address of the executive officers and directors is 1725 220th Street SE, Suite 103, Bothell, Washington, U.S.A., 98021.

(3)   Includes options to acquire up to 150,000 shares of our common stock at an exercise price of $1.50 per share for a period of five years.

(4)   Represents options to acquire up to 200,000 of our common stock at an exercise price of $1.50 per share for a period of ten years, and options to acquire up to 50,000 shares of our common stock at an exercise price of $0.33 per share for a period of ten years.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as disclosed below, there are no transactions, since the beginning of our company's last fiscal year, or any currently proposed transactions, in which our company was or is to be a participant where the amount involved exceeds the lesser of $120,000 or one percent of the average of our company's total assets at year-end for the last two completed fiscal years and in which any "related person" had or will have a direct or indirect material interest. "Related party" includes

(a)        any of our directors or officers;

(b)        any person proposed as a nominee for election as a director;

(c)        any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

(d)        any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of any of the foregoing persons who has the same house as any of such person.

As a consequence of the completion of the Share Exchange Agreement:

(a)        we issued 8,000,000 restricted common shares to each of Gary A. Reys and Dr. Ronald W. Berninger;

(b)        an aggregate of 10,625,000 shares were transferred to each of Mr. Reys and Dr. Berninger by certain of our shareholders; and

(c)        Mr. Reys and Dr. Berninger were appointed as directors and executive officers of our company.

Mr. Reys and Dr. Berninger, who are also members of CellCyte's Board of Directors, served as consultants and then employees to CellCyte on various businesses, strategic, and technical issues CellCyte paid and expensed a total of $143,000 for these services in 2006 ($93,000 to Mr. Reys and $50,000 to Dr. Berninger) and $516,250 for these services in 2007 ($337,500 to Mr. Reys and $178,750 to Dr. Berninger). In addition to the fees, reimbursable expenses were also paid under this contract. The total amount paid for these expenses was $43,187 in 2006 ($25,658 to Mr. Reys and $17,529 to Dr. Berninger) and $113,517 in 2007 ($68,088 to Mr. Reys and $45,429 to Dr. Berninger). The use of officers as contractors was considered an interim arrangement while CellCyte was in startup operations.

Robert Harris, a former director and officer, and Gary A. Reys and Dr. Ronald W. Berninger, current directors and officers, may be considered promoters of the Company. None of Mr. Harris, Mr. Reys or Dr. Berninger has received anything of value from us in their capacities as promoters of our company.

Material Contracts

We have entered into employment agreements with Gary A. Reys, our Chairman, President and Chief Executive Officer, and Dr. Ronald W. Berninger, our Secretary, Executive Vice President and Chief Scientific Officer, which are described under "Executive Compensation - Employment Agreements".

We have entered into a consulting agreement with Jack Wynn & Co., Inc. to organize and implement a news media relations and news coverage/media placement program, as well as provide information on government actions as they relate to our products and technologies. The agreement is for a six month term ending October 31, 2007. Under the agreement, we are required to pay to Jack Wynn & Co., Inc. an aggregate of $48,000. We have extended the agreement on a month to month arrangement for the amount of $8,000 a month.

ITEM 13.           EXHIBITS
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended. Incorporated by reference to our Registration Statement on Form SB-2 filed on May 4, 2005.

Exhibit Number	Description of Exhibit
3.2	Bylaws. Incorporated by reference to our Current Report on Form 8-K filed May 14, 2004.
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

10.3	Employment Agreement between the Company and Gary A. Reys. Incorporated by reference to our Current Report on Form 8-K filed June 5, 2007.
10.4	Employment Agreement between the Company and Dr. Ronald W. Berninger. Incorporated by reference to our Current Report on Form 8-K filed June 5, 2007.
10.5	Employment Agreement between the Company and Nathan A. McDonald. Incorporated by reference to our Current Report on Form 8-K filed April 9, 2008.
10.5	Consulting Agreement between the Company and Jack Wynn & Co., Inc. Incorporated by reference to our Registration Statement on Form SB-2 filed June 29, 2007.
10.6	CEO Award Agreement between the Company and Gary A. Reys. Incorporated by reference to our Current Report on Form 8-K filed June 5, 2007.
10.7	Sublease Agreement between the Company and Icogenex Corporation. Incorporated by reference to our Registration Statement on Form SB-2 filed June 29, 2007.
10.8	Lease Agreement between the Company and Teachers Insurance and Annuity Association of America, Inc. Incorporated by reference to our Registration Statement on Form SB-2 filed June 29, 2007.
10.9	2007 Stock Option/Restricted Stock Plan. Incorporated by reference to our Registration Statement on Form SB-2 filed June 29, 2007.
21.1	Subsidiaries of the Company:
	Name of Subsidiary	Jurisdiction of Incorporation	Percentage Ownership
	CellCyte Genetics Corporation	Washington	100%
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Principal Accounting Officer.
32.1	Section 906 Certification of Chief Executive Officer.

Exhibit Number	Description of Exhibit
32.2	Section 906 Certification of Principal Accounting Officer.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

We engaged Williams & Webster, P.S., Certified Public Accountants, as our independent auditors effective April 27, 2007. Morgan & Company, Chartered Accountants, served as our independent auditors during 2006 and up to the appointment of Williams & Webster, P.S. The following table provides information relating to the fees we paid to our independent auditors for the periods indicated:
	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2006
Audit Fees	$50,294	$2,500
Audit-related Fees	$74	$3,100
Tax Fees	$1,700	Nil
All other Fees	$Nil	Nil

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

__________

CELLCYTE GENETICS CORPORATION

(A development stage company)

Consolidated Financial Statements

December 31, 2007

Index

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

CellCyte Genetics Corporation

Bothell, WA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of CellCyte Genetic Corporation as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from January 14, 2005 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CellCyte Genetics Corporation as of December 31, 2007 and 2006 and the results of its operations, stockholders equity and its cash flows for the years then ended and for the period from January 14, 2005 (Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has sustained substantial operating losses since inception and has not generated any revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 11, 2008

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

		December 31, 2007		December 31, 2006 (Note 1)
ASSETS				
CURRENT ASSETS				
Cash and cash equivalents	$	2,291,457	$	287,750
Prepaid expenses and deposits		181,140		1,200
Total Current Assets		2,472,597		288,950
OTHER ASSETS				
Property, Furniture and Equipment, net of depreciation of $42,347		1,036,456		-
Intellectual property, net of accumulated amortization of $63,642		575,894		369,666
Total Other Assets		1,612,350		369,666
TOTAL ASSETS	$	4,084,947	$	658,616
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)				
CURRENT LIABILITIES				
Accounts payable	$	412,837	$	305,064
Accrued expenses		51,619		45,000
Accrued interest		-		74,021
Due to related parties		107,949		-
Convertible notes		-		400,000
Total Current Liabilities		572,405		824,085
LONG TERM LIABILITIES				
Convertible notes		-		535,000
Total Long Term Liabilities		-		535,000
COMMITMENTS AND CONTINGENCIES		-		-
STOCKHOLDERS' EQUITY (DEFICIT)				
Common stock, $0.001 par value; 525,000,000 shares authorized, 59,854,225 shares issued and outstanding (December 2006 - 37,250,000)		59,854		200
Additional paid in capital		7,276,553		-
Common stock purchase warrants		1,398,000		-
Accumulated deficit during development stage		(5,221,865)		(700,669)
Total Stockholders' Equity (Deficit)		3,512,542		(700,469)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$	4,084,947	$	658,616

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Common Stock Purchase Warrants	Accumulated Deficit during Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount				
Initial contribution by founders	37,250,000	$ 200	$ -	$ -	$ -	$ 200
Net loss for year ended December 31, 2005	-	-	-	-	(315,030)	(315,030)
Balance, December 31, 2005	37,250,000	200	-	-	(315,030)	(314,830)
Net loss for year ended December 31, 2006	-	-	-	-	(385,639)	(385,639)
Balance, December 31, 2006	37,250,000	200	-	-	(700,669)	(700,469)
Issued on settlement of CGW debts	678,060	678	1,016,410	-	-	1,017,088
Issued in exchange for CGW share purchase warrants	205,000	205	245,795	-	-	246,000
Recapitalization adjustment	17,740,000	54,790	(538,422)	203,000	-	(280,632)
Balance post recapitalization (Note 3)	55,873,060	55,873	723,783	203,000	(700,669)	281,987
Issued for private placement	3,981,165	3,981	4,772,770	1,195,000	-	5,971,751
Stock-based compensation	-	-	1,780,000	-	-	1,780,000
Net loss for year ended December 31, 2007	-	-	-	-	(4,521,196)	(4,521,196)
Balance, December 31, 2007	59,854,225	$ 59,854	$ 7,276,553	$ 1,398,000	$ (5,221,865)	$ 3,512,542

	For the Year Ended December 31,		From Inception (January 14, 2005) to December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net loss	$ (4,521,196)	$ (385,639)	$ (5,221,865)
Adjustments to reconcile net loss to net cash used by operating activities			
Amortization of intellectual property	39,284	23,505	66,040
Depreciation of furniture and equipment	42,347	-	42,347
Stock based compensation	1,780,000	-	1,780,000
Decrease (increase) in assets			
Prepaid expenses and deposits	(179,940)	9,000	(181,140)
Increase (decrease) in liabilities			
Accounts payable	75,712	137,625	380,776
Accrued interest	8,066	50,678	82,088
Accrued expenses	6,619	21,083	51,619
Net cash used by operating activities	(2,749,108)	(143,748)	(3,000,135)
CASH FLOWS FROM INVESTING ACTIVITIES:			
Intellectual property acquisition	(245,512)	(165,946)	(641,934)
Furniture and Equipment acquisiton	(1,078,803)	-	(1,078,803)
Cash acquired on reverse acquistion	1,429	-	1,429
Net cash used by investing activities	(1,322,886)	(165,946)	(1,719,308)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Proceeds from issuance of convertible notes	-	545,000	935,000
Advances from related party	103,949	-	103,949
Proceeds from sale of common stock	5,971,751	-	5,971,951
Net cash provided by financing activities	6,075,700	545,000	7,010,900
Net increase in cash and cash equivalents	2,003,707	235,306	2,291,457
Cash and cash equivalents, beginning of period	287,750	52,444	-
Cash and cash equivalents, end of period	$ 2,291,457	$ 287,750	$ 2,291,457
SUPPLEMENTAL CASH FLOW DISCLOSURES:			
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

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

As a result of the completion of this acquisition and the related transactions as described in Note 3, the former shareholders of CGW owned approximately 62% of the outstanding shares of common stock of CGN representing 37,250,000 of the then 59,854,224 total issued and outstanding shares of common stock of CGN.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. The Company had cash equivalents equal to $2,012,622 on deposit with Merrill Lynch at December 31, 2007.

Concentration of Risks

The Company maintains its cash and cash equivalents in commercial accounts at major financial institutions. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits as of December 31, 2007, the Company's cash balances exceeded Federal Deposit Insurance Corporation (FDIC) limits at December 31, 2007 by $2,091,456.77. A balance of up to $100,000 is FDIC insured with Bank of America. No FDIC insurance is available on the balance on account with Merrill Lynch Institutional Money Market Fund.

Earnings per Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been anti-dilutive. For all periods prior to the reverse acquisition, the number of shares outstanding is deemed to be the number of shares issued and transferred to the shareholders of CGW to effect the reverse acquisition, being 37,250,000.

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $5,221,865 incurred through December 31, 2007.  The Company has no revenues, and negative working capital. Management forecasts operations during the coming year will need approximately $6,970,000 in additional working capital, which is expected to come from the issuance of convertible notes, equipment financing and private placements of stock.

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

Long-Lived Assets and Intangibles

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines on a periodic basis the carrying value of its tangible and intangible assets to determine whether there are any impairment losses. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. To December 31, 2007, no asset impairments have been identified or recorded.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (hereafter FASB) issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB of Financial Accounting Standard No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" (hereinafter "SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), "Business Combinations" (hereinafter "SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

Stock-Based Compensation

The Company accounts for its stock option plan under the recognition and measurement principles of the revised statement to Statement of Financial Accounting Standards No. 123, "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R). The Company has recorded $1,780,000 in stock-based compensation expense through December 31, 2007 in connection with the acquisition of CGW as described further in Notes 3 and 8 below.

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

NOTE 3 - ACQUISITION OF CELLCYTE GENETICS CORPORATION

Effective January 19, 2007, CGN entered into an Agreement in Principle to acquire 100% of the issued and outstanding shares of CGW in exchange for 16,000,000 restricted shares of CGN's common stock, and the transfer of a further 18,750,000 shares of CGN's restricted common stock and 2,500,000 shares of CGN's non-restricted common stock from certain shareholders of CGN to the shareholders of CGW. Effective March 14, 2007, the acquisition of CGW was completed by the execution of a Share Exchange Agreement (the "Agreement"), which, in addition to the share issuances and transfers described above, finalized the following terms of the acquisition: (i) the completion of a private placement of 3,981,165 units of CGN at a price of $1.50 per unit with each unit consisting of one common share of CGN and one warrant to acquire an additional common share of CGN at a price of $3.00 per share; (ii) the settlement of a total of $1,017,088 in debts of CGW through the issuance of 678,060 units of CGN at a price of $1.50 per unit with each unit being consistent with the private placement units above; (iii) the replacement of 2,000,000 stock options previously outstanding in CGW with 2,000,000 stock options in CGN at a price of $1.50 per share; and (iv) the issuance of 205,000 restricted shares of CGN's common stock in exchange for 205,000 share purchase warrants previously outstanding in CGW.

As a result of the completion of this acquisition and the other related transactions, the former shareholders of CGW owned approximately 62% of the outstanding shares of common stock of CGN representing 37,250,000 of the then 59,854,224 total issued and outstanding shares of common stock of CGN.

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

At December 31, 2006, the Company had $70,002 of capitalized patents and $301,420 of capitalized patents pending. Through December 31, 2007 the Company incurred an additional $153,114 of capitalized patents pending. These amounts consist of the legal fees expended to pursue and prosecute a range of patent claims related to stem cell delivery and purification.

The Company amortizes patents (and licenses for the use of patents) over the remaining life of the patents, which ranges from 7 to 17 years.

	December 31,	December 31,
	2007	2006
Licenses	$115,000	$25,000
Patents	70,002	70,002
Patents pending	454,534	301,420
Accumulated amortization	(63,642)	(26,756)
Licenses and patents, net	$575,894	$369,666

At December 31, 2006, the Company had no capitalized property and equipment. Through December 31, 2007 the Company incurred $300,616 of capitalized computer and office equipment, $505,568 of laboratory equipment and $272,620 of tenant improvements. Property and equipment are stated at cost. The Company depreciates computer and office equipment over a three year useful life, laboratory equipment over a five year useful life and tenant improvements over a five year useful life.
	December 31,	December 31,
	2007	2006
Laboratory equipment	$505,568	$-
Computer and office equipment	300,616	-
Tenant improvements	272,620	-
Accumulated depreciation	(42,347)	-
Property and equipment, net	$1,036,456	$-

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its research facility, office and storage space, all of which are month to month. Rent expense relating to the operating leases was approximately $169,795 for the period ended December 31, 2007.

On April 1, 2007 the Company entered into a 63 month lease in a new 24,829 square foot facility in Bothell, Washington. On July 30, 2007 the Company amended the lease agreement to add an additional 1,553 rentable square feet. Total commitment in lease cost for the term of the lease is approximately $1,817,858.

Year	Lease Expense
2008	$344,766
2009	370,644
2010	383,736
2011	396,864
2012	307,521
2013	14,327
Total	$1,817,858

Executive Employment Contracts

The Company entered into employment agreements with each of Gary A. Reys, our Chief Executive Officer, and Dr. Ronald Berninger, our Executive Vice President and Chief Scientific Officer on June 1, 2007. We have also entered into a CEO Award Agreement with Mr. Reys. The CEO agreement term is for a period of five years; with a three year "evergreen" feature such that the remaining term of his employment will always be at least three years. In consideration for his services, we have agreed to pay Mr. Reys an annual salary of $350,000, provided, however, that effective upon our reaching an aggregate funding of $15,000,000, Mr. Reys' base salary will be increased to $425,000 per year. The CEO Award Agreement target is presently $750,000 in cash and the actual award will be calculated by multiplying the target award by the percentage score achieved by the CEO based on assessment of performance under its business plan. The CSO agreement term is for a period of five years; with a daily three year "evergreen" feature such that the remaining term of his employment will always be at least three years. In consideration for his services, we have agreed to pay Dr. Berninger an annual salary of $205,000, provided, however, that effective upon our successfully completing Phase I clinical trials, Dr. Berninger's base salary will be increased to $225,000 per year.

NOTE 7 - CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 59,854,225 and 37,250,000 shares of its common stock at December 31, 2007 and December 31, 2006, respectively.

During the period ended December 31, 2007, the issued common shares as follows:

  16,000,000 shares of common stock were issued on acquisition of CGW as described in Note 3.

  3,981,165 units were issued at a price of $1.50 per unit for total proceeds of $5,971,751. Each unit consists of one common share of CGN and one warrant to acquire an additional common share of CGN at a price of $3.00 per share, exercisable for a period ending earlier of 18 months from date of issuance of the Units or 12 months from the effective date of the proposed registration statement.

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

NOTE 8 - COMMON STOCK OPTIONS

CGW Common Stock Options

In 2005, CGW adopted the 2005 Stock Option/Restricted Stock (hereinafter "the Plan") under which 5,450,000 shares of common stock were reserved for issuance under qualified options, nonqualified options, stock appreciation rights and other awards as set forth in the plan.

During 2005 and 2006, CGW agreed to issue a total of 575,000 common stock options at an exercise price of $0.10 per share to consultants to CGW. The options fair value was determined to be $0 based upon CGW calculation using the Black-Scholes option pricing calculation formula and CGW subsequently rescinded its agreement to issue options.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Two officers, Gary Reys and Dr. Ronald Berninger, who are also members of the Company's board of directors served as consultants and then employees to the Company on various business, strategic, and technical issues. The Company paid and expensed a total of $143,000 for these services in 2006 and $516,250 during the twelve month period ended December 31, 2007. In addition to the fees, reimbursable expenses were also paid under this contract. The total amount paid for these expenses was $43,187 in 2006 and $113,517 during the twelve month period ended December 31, 2007. The use of officers as consultants was considered an interim arrangement while the Company was in startup operations until June 1, 2007 when they entered into employment contracts. At period end December 31, 2007, the Company also carried a payable in the amount of $852.20 to Sheryl Reys as reimbursement for supplies purchased for the new facility.

Shareholder Advances

During the twelve month period ended December 31, 2007 a shareholder of the Company paid various outstanding payables on behalf of the Company. As of December 31, 2007 the Company owed this shareholder $107,949. These advances are unsecured, non-interest bearing with no set terms of repayment.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes and related accounts under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against an net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be recognized.

At December 31, 2007 and 2006 the Company had gross deferred tax assets calculated at an expected rate of 34% of approximately $1,768,298 and $235,264, respectively, principally arising from net operating loss carry-forwards and stock compensation for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance of $1,768,298 and $235,264 has been established at December 31, 2007 and 2006, respectively.

The significant components of the Company's net deferred tax asset at (liabilities) at December 31, 2007 and 2006 are as follows:
	2007	2006
Gross deferred tax asset:	$1,768,298	$235,264
Net operating loss carryforwards

Gross deferred tax liabilities:
Valuation allowance	(1,768,298)	(234,264)

Net deferred tax asset	$ -	$ -

At December 31, 2007 and 2006 the Company has net operating tax loss carryforwards of approximately $5,200,877 and $691,954, respectively, which will expire in the years 2025 through 2027. The change in the allowance was an increase of $1,533,034.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation Number ("FIN") 48, which clarifies the application of SFAS No. 109. FIN 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN 48 provides guidance regarding measurement, de-recognition, classification, and disclosure of tax positions. The Company adopted FIN 48 effective January 1, 2007.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.

As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

NOTE 11 - LEGAL DISPUTES

During the reporting period, we became engaged in a dispute with a former employee, who voluntarily resigned in 2007.  The former employee had signed an employment agreement with us which contains certain restrictions on their conduct after termination of employment.  The former employee is claiming to have been was misled into signing the agreement and is seeking monetary damages for constructive discharge and relief from the terms of the employment contract, which we are disputing.  We believe we have valid claims against the former employee for breach of the agreement, among other things and are seeking injunctive and other monetary relief.  We do not believe that an adverse outcome will have a material adverse effect on our financial position.

Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position, our results of operations, or our cash flows, these matters are subject to inherent uncertainties and management's view of these matters may change in the future.

NOTE 12 - SUBSEQUENT EVENTS

Warrant Execution

Subsequent to the reporting period ended December 31, 2007 a shareholder of the Company executed warrants to purchase 67,146 shares of common stock at a price of $3.00 a share totaling $201,438 in gross proceeds to the Company.

Private Investment

Subsequent to December 31, 2007 a shareholder of the Company executed a private investment subscription agreement to purchase 840,000 shares of common stock units at a price of $0.25 a share totaling $210,00 in gross proceeds to the Company. The shareholder also received a warrant to purchase an additional 840,000 shares of common stock at a price of $0.75 for 18 months following the close of the common stock purchase.

Litigation

Subsequent to December 31, 2007, three shareholder lawsuits were filed against us, all of which were filed in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178. Gary Reys and Ronald Berninger are also named in all three lawsuits, and John Fluke is named in the Tolerico lawsuit. The three lawsuits are virtually identical and allege, inter alia, that the Company, and its officers and directors filed misleading statements with the Securities and Exchange Commission regarding the Company's products, and that the Company posted misleading information regarding an officer on its website. The lawsuits claim that investors purchased our stock based on the alleged misleading statements and the plaintiffs are seeking monetary relief. None of the lawsuits has been certified for class action status as of the date of this report. We are disputing the basis for all three lawsuits and intend to vigorously defend against them. While we do not believe any of the lawsuits has merit, an adverse outcome could have a material adverse effect on our financial position and results.

Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position, our results of operations, or our cash flows, these matters are subject to inherent uncertainties and management's view of these matters may change in the future.

__________

CELLCYTE GENETICS CORPORATION

Financial Statements

December 31, 2006

CELLCYTE GENETICS CORPORATION

Table of Contents

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

Balance Sheets

Statements of Operations

Statement of Stockholders' Equity

Statements of Cash Flows

NOTES TO FINANCIAL STATEMENTS

CellCyte Genetics Corporation

Kirkland, WA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of CellCyte Genetics Corporation (a development stage enterprise) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' deficit and cash flows for the year s then ended and from inception (January 14, 2005) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CellCyte Genetics Corporation as of December 31, 2006 and 2005 and the results of its operations, stockholders' deficit and cash flows for the years then ended and from inception (January 14, 2005) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's operating losses, negative working capital, and delinquent notes payable raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Certified Public Accountants
Spokane, Washington
February 28, 2007

CELLCYTE GENETICS CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) BALANCE SHEETS

	Year Ended December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$287,750	$52,444
Prepaid expenses	-	9,000
Deposits	1,200	1,200
Total Current Assets	288,950	62,644
OTHER ASSETS
Intellectual property	369,666	227,225
Total Other Assets	369,666	227,225

TOTAL ASSETS	$658,616	$289,869

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$305,064	$167,439
Accrued expenses	45,000	23,917
Accrued interest	74,021	23,343
Convertible notes	400,000	390,000
Total Current Liabilities	824,085	604,699
LONG TERM LIABILITIES
Convertible notes	535,000	-
Total Long Term Liabilities	535,000	-
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.00001 par value; 40,000,000 shares authorized, 20,000,000 shares issued and outstanding	200	200
Accumulated deficit during development stage	(700,669)	(315,030)
Total Stockholders' Deficit	(700,469)	(314,830)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$658,616	$289,869

The accompanying notes are an integral part of these financial statements.

CELLCYTE GENETICS CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) STATEMENTS OF OPERATIONS

			From Inception (January 14, 2005) to December 31, 2006

	Year Ended December 31,
	2006	2005

REVENUES	$-	$-	$-

OPERATING EXPENSES:
General and administrative	112,636	67,052	179,688
Professional fees	222,265	224,637	446,902
Total operating expenses	334,901	291,689	626,590
			-
LOSS FROM OPERATIONS	(334,901)	(291,689)	(626,590)

OTHER INCOME (EXPENSE)
Interest expense	(50,678)	(23,341)	(74,019)
Finance charges	(60)	-	(60)
Total Other Income(Expense)	(50,738)	(23,341)	(74,079)

LOSS BEFORE TAXES	(385,639)	(315,030)	(700,669)

INCOME TAXES	-	-	-

NET LOSS	$(385,639)	$(315,030)	$(700,669)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.019)	$(0.016)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING FOR BASIC AND DILUTED CALCULATION	20,000,000	20,000,000

The accompanying notes are an integral part of these financial statements.

CELLCYTE GENETICS CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) STATEMENTS OF STOCKHOLDERS' DEFICIT

					Accumulated
					Deficit during	Total
	Preferred Stock		Common Stock		Development	Stockholders'
	Shares	Amount	Shares	Amount	Stage	Deficit

Initial Contribution by Founders	-	$-	20,000,000	$200	$-	$200

Net loss for year ended December 31, 2005	-	-	-	-	(315,030)	(315,030)

Balance, December 31, 2005	-	-	20,000,000	200	(315,030)	(314,830)

Net loss for year ended December 31, 2006	-	-	-	-	(385,639)	(385,639)

Balance, December 31, 2006	-	$-	20,000,000	$200	$(700,669)	$(700,469)

The accompanying notes are an integral part of these financial statements.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
			From Inception (January 14, 2005) to December 31, 2006

	Year Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(385,639)	$(315,030)	$(700,669)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization expense	23,505	3,251	26,756
Decrease (increase) in assets
Prepaid expense	9,000	(9,000)	-
Increase (decrease) in liabilities
Accounts payable	137,625	167,439	305,064
Accrued interest	50,678	23,343	74,021
Accrued expenses	21,083	23,917	45,000

Net cash used by operating activities	(143,748)	(106,080)	(249,828)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	(165,946)	(230,476)	(396,422)
Deposit	-	(1,200)	(1,200)
Net cash used by investing activities	(165,946)	(231,676)	(397,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	545,000	390,000	935,000
Proceeds from sale of common stock	-	200	200
Net cash provided by financing activities	545,000	390,200	935,200

Net increase in cash and cash equivalents	235,306	52,444	287,750

Cash and cash equivalents, beginning of period	52,444	-	-

Cash and cash equivalents, end of period	$287,750	$52,444	$287,750

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - DESCRIPTION OF BUSINESS

CellCyte Genetics Corporation was incorporated on January 14, 2005 in the State of Washington and maintains offices in Kirkland, Washington.

CellCyte Genetics Corporation (hereinafter "CellCyte" or the "Company") is an emerging biotechnology company engaged in the discovery and development of stem cell therapeutic products. The Company is developing clinical-stage therapeutic agents and treatments for oncology, diabetes, heart, liver, lung and kidney diseases as well as for stem cell bone marrow and organ transplants. The Company's discoveries involve stem cell regimens without using embryonic stem cells. As the Company is in the development stage, it has not realized any revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of CellCyte Genetics Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. The Company had no cash equivalents at December 31, 2005 or December 31, 2006.

Concentration of Risks

The Company maintains its cash and cash equivalents in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits as of December 31, 2006, the Company's cash balances exceeded Federal Deposit Insurance Corporation limits at December 31, 2006 by approximately $187,750.

Earnings per Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year. Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been anti-dilutive.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $682,669 incurred through December 31, 2006. The Company has no revenues, and negative working capital. Management forecasts operations during the coming year will need approximately $3,250,000 in additional working capital, which is expected to come from issuance of convertible notes, equipment financing and private placements of stock.

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

Long-Lived Assets and Intangibles

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company examines on a periodic basis the carrying value of its tangible and intangible assets to determine whether there are any impairment losses. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. For the years ended December 31, 2005 and 2006, no asset impairments were identified or recorded.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company's had no property and equipment assets at December 31, 2005 or December 31, 2006. Expenditures for repairs and maintenance are expensed as incurred.

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

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

Revenue from support agreements is recognized on a straight-line basis over the life of the contract, although the fee is due and payable at the time the agreement is signed or upon annual renewal.

Stock-Based Compensation

The Company accounts for its stock option plan under the recognition and measurement principles of the revised statement to Statement of Financial Accounting Standards No. 123, "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R) The Company had no stock-based compensation expense for the years ended December 31, 2006 and 2005.

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

NOTE 3 - CONVERTIBLE DEBT

As of December 31, 2005, the Company had issued 8% convertible promissory notes in the aggregate principal amount of $390,000 to certain private accredited investors. Accrued interest on the notes equaled approximately $23,343 at year end 2005. As of December 31, 2006, these one year promissory notes were in default.

As of December 31, 2006, the Company had issued a total of $930,000 of convertible promissory notes to certain private accredited investors. Accrued interest on the notes equaled approximately $74,022 at year end 2006.

The following chart provides maturity and interest rate information on the Company's convertible debt:
	December 31,
	2006	2005
Convertible debt with an interest rate of 8%,
uncollateralized, due in 2006, delinquent	$390,000	$390,000
Convertible debt with an interest rate of 8%,
uncollateralized, due in 2007	10,000	-
Convertible debt with an interest rate of 8%,
uncollateralized, due in 2008	400,000	-
Convertible debt with an interest rate of 0%,
uncollateralized, due in 2008	135,000	-

Less current portion	(400,000)	(390,000)

Long-term portion	$535,000	$-

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

Future maturities of long-term debt are as follows:

Year ending December 31,
2006 (delinquent)	$390,000
2007	10,000
2008	535,000
2009	-
$935,000

The outstanding principal and interest on the promissory notes issued in 2006 is payable by CellCyte in 2007 and 2008. The outstanding principal amount of the promissory notes and all unpaid interest is automatically convertible into CellCyte securities issued in a qualified equity or equity based financing or combination of equity financings with gross proceeds totaling at least $1,000,000. For purposes of determining the number of equity securities to be received by the holders of the 8% convertible promissory notes upon such exchange, such holders will be deemed to have tendered 100% of the outstanding principal amount of the promissory notes and all accrued but unpaid interest as payment of the purchase price in such qualified financing.

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

NOTE 4 - INTELLECTUAL PROPERTY

In 2006, the Company paid a total of $25,000 in the execution an intellectual property licensing agreement with U.S. Department of Veterans Affairs (VA). The license agreement relates to certain patents pending and contains royalty payment arrangements as well as funding guarantees. Because of certain internal VA intellectual property timeline problems regarding technology transfer to CellCyte, the VA has not required CellCyte to meet any funding requirements as of December 31, 2006. Because the VA was unable to transfer research notebooks, it precluded CellCyte from beginning technology development and securing related funding and/or grants.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

At year end 2006 and 2005, the Company had $70,002 of capitalized patents and $301,420 and $160,474, respectively, of capitalized patents pending. These amounts consist of the legal fees expended to pursue and prosecute a range of patent claims related to stem cell delivery and purification.

The Company amortizes patents (and licenses for the use of patents) over the remaining life of the patents, which ranges from 7 to 17 years.
	December 31,
	2006	2005
Licenses	$25,000	$-
Patents	70,002	70,002
Patents pending	301,420	160,474
Accumulated amortization	(26,756)	(3,251)
Licenses and patents, net	$369,666	$227,225

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its office and storage space, all of which are month to month. Rent expense relating to the operating leases was approximately $36,843 and $8,401 for the years ended December 31, 2006 and 2005, respectively.

Executive Employment Contracts

In 2005, the Company entered into employment contracts with two key Company executives. As of December 31, 2006, these employment contracts have not been initiated because the executives agreed to forfeit the rights to any salaried compensation until such time as the Company's liquidity improves. Accordingly, there are no accrued expenses or liabilities associated with the contracts.

NOTE 6 - INCOME TAXES

At December 31, 2006, the Company had deferred tax assets calculated at an expected blended rate of 34% of approximately $235,264, principally arising from net operating loss carryforwards (NOL) for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the deferred tax assets has been established at December 31, 2006. The significant components of the deferred tax asset are as follows:
	December 31,
	2006	2005
NOL - Beginning of year	$310,888	$-
Expiration of NOL	-	-
Loss for year	381,066	310,888
NOL - End of year	$691,954	$310,888

Deferred tax asset	$235,264	$105,702
Deferred tax asset valuation allowance	(235,264)	(105,702)
Net deferred tax assets	$-	$-

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

At December 31, 2006, the Company has net operating tax loss carryforwards of approximately $691,954, which expire in the years 2025 through 2026. The change in the allowance account was an increase of $129,562 for the year ending December 31, 2006.

NOTE 7 - CAPITAL STOCK

Preferred Stock

The Company has authorized 10,000,000 shares of no par preferred stock. No preferred shares have been designated or issued by the Company.

Common Stock

The Company has authorized 40,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 20,000,000 shares of its common stock at December 31, 2005 and 2006, respectively.

NOTE 8 - COMMON STOCK OPTIONS

In 2005, the Company adopted the 2005 Stock Option/Restricted Stock, (hereinafter "the Plan") under which 5,450,000 shares of common stock are reserved for issuance under qualified options, nonqualified options, stock appreciation rights and other awards as set forth in the Plan.

Under the Plan, qualified options are available for issuance to employees of the Company and nonqualified options are available for issuance to consultants and advisors. The Plan provides that the exercise price of a qualified option cannot be less than the fair market value on the date of grant and the exercise price of a nonqualified option must be determined on the date of grant. Options granted under the Plan generally vest three to five years from the date of grant and generally expire ten years from the date of grant.

During 2005 and 2006, the Company agreed to issue a total of 575,000 common stock options at an exercise price of $0.10 per share to consultants to the Company. The options fair value was determined to be $0 based upon the Company's calculation using the Black-Scholes option pricing calculation formula and the Company rescinded its agreement to issue options. Accordingly, no expense was recorded.

NOTE 9 - RELATED PARTY TRANSACTIONS

Two officers who are also members of the Company's board of directors served as consultants to the Company on various business, strategic, and technical issues. The Company paid and expensed a total of $143,000 for these services in 2005 and $144,000 for these services in 2006. In addition to the fees, reimbursable expenses were also paid under this contract. The total amount paid for these expenses was $43,187 in 2005 and $41,040 in 2006. The use of officers as contractors is considered an interim arrangement while the Company was in startup operations.

__________

CELLCYTE GENETICS CORPORATION
(Formerly Shepard Inc.)
(A Development Stage Company)

PRO-FORMA CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

(Unaudited)

INTRODUCTION

PRO-FORMA CONSOLIDATED BALANCE SHEET

NOTES TO PRO-FORMA CONSOLIDATED BALANCE SHEET

CELLCYTE GENETICS CORPORATION
(Formerly Shepard Inc.)
(A Development Stage Company)

PRO-FORMA CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

(Unaudited)

INTRODUCTION

Effective January 19, 2007, CellCyte Genetics Corporation (formerly Shepard Inc.), (a development stage company), ("CGN" or the "Company"), a Nevada corporation, entered into an Agreement in Principle to acquire 100% of the issued and outstanding shares of CellCyte Genetics Corporation (a development stage enterprise) ("CGW"), a private Washington State corporation, in exchange for 16,000,000 restricted shares of CGN's common stock, and the transfer of a further 18,750,000 shares of CGN's restricted common stock and 2,500,000 shares of CGN's non-restricted common stock from certain shareholders of CGN to the shareholders of CGW. Effective March 14, 2007, the acquisition of CGW was completed by the execution of a Share Exchange Agreement (the "Agreement"), which, in addition to the share issuances and transfers described above, finalized the following terms of the acquisition: (i) the completion of a private placement of 3,981,165 units of CGN at a price of $1.50 per unit with each unit consisting of one common share of CGN and one warrant to acquire an additional common share of CGN at a price of $3.00 per share; (ii) the settlement of a total of $1,017,088 in debts of CGW through the issuance of units of CGN at a price of $1.50 per unit with each unit being consistent with the private placement units above; (iii) the replacement of 2,000,000 stock options previously outstanding in CGW with 2,000,000 stock options in CGN at a price of $1.50 per share; and (iv) the issuance of 205,000 restricted shares of CGN's common stock in exchange for 205,000 share purchase warrants previously outstanding in CGW.

As a result of the completion of this transaction and the other assumptions contained herein, the former shareholders of CGW will own approximately 62% of the outstanding shares of common stock of CGN representing 37,250,000 of the anticipated 59,854,255 total issued and outstanding shares of common stock of CGN.

Accordingly, the acquisition will be accounted for as a recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction will be presented as a continuation of CGW. Under reverse acquisition accounting CGW (the legal subsidiary) will be treated as the accounting parent (acquirer) and CGN (the legal parent) will be treated as the accounting subsidiary (acquiree). The value assigned to the common stock of consolidated CGN on acquisition of CGW will be equal to the book value of the common stock of CGW plus the book value of the net assets of CGN as at the date of the acquisition, less costs of the transaction.

The pro-forma consolidated balance sheet has been prepared to reflect the consolidated balance sheet of CGN as at December 31, 2006 assuming the acquisition of CGW had occurred effective December 31, 2006. As the results of operations of consolidated CGN are considered to be a continuation of the results of CGW, and as the audited financial statements of CGW as at December 31, 2006, and for the period from January 14, 2005 (inception) to December 31, 2006, have been included in the Company's filing on Form 8-K/A, no pro-forma statements of operations have been presented.

The pro-forma consolidated balance is based on the following financial statements:

CGN CGW	- -	audited balance sheet as at December 31, 2006. audited balance sheet as at December 31, 2006.

This pro-forma consolidated balance sheet should be read in conjunction with CGN's December 31, 2006 audited financial statements as filed on Form 10-KSB and CGW's audited financial statements as at December 31, 2006 included in CGN's filing on Form 8-K/A dated April 5, 2007.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
PRO-FORMA CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006
(unaudited)								(expressed in United States dollars)

	CellCyte	CellCyte								Pro-Forma
	(Nevada)	(Wash)	Consolidated							Consolidated
	CGN	CGW	Pro-Forma Adjustments							CGN
	31-Dec-06	31-Dec-06	(a)	(b)	(c)	(d)	(e)	(f)	(g)	31-Dec-06

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 181	$ 287,750	$ -	$ -	$ -	$5,975,751	$ -	$ -	$ -	$ 6,263,682
Deposits	-	1,200	-	-	-	-	-	-	-	1,200

Total Current Assets	181	288,950	-	-	-	5,975,751	-	-	-	6,264,882

OTHER ASSETS
Intellectual property	-	369,666	-	-	-	-	-	-	-	369,666

Total Other Assets	-	369,666	-	-	-	-	-	-	-	369,666

TOTAL ASSETS	$ 181	$ 658,616	$ -	$ -	$ -	$5,975,751	$ -	$ -	$ -	$ 6,634,548

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 21,774	$ 350,064	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 371,838
Accrued interest	-	74,021	(74,021)	-	-	-	-	-	-	-
Convertible notes	-	400,000	(400,000)	-	-	-	-	-	-	-
Due to related parties	3,300	-	-	-	-	-	-	-	-	3,300

Total Current Liabilities	25,074	824,085	(474,021)	-	-	-	-	-	-	375,138

LONG TERM LIABILITIES
Convertible notes	-	535,000	(535,000)	-	-	-	-	-	-	-

Total long term liabilities	-	535,000	(535,000)	-	-	-	-	-	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock	5,570	200	-	-	-	-	(5,570)	-	59,654	59,854
Additional paid in capital	29,430	-	1,017,088	1,780,000	246,000	5,975,751	(3,072,518)	992,195	(1,457,654)	5,510,292
Common stock purchase warrants	-	-	-	-	-	-	-	-	1,398,000	1,398,000
Deficit	(59,893)	(700,669)	(8,067)	(1,780,000)	(246,000)	-	2,085,893	-	-	(708,736)

Total Stockholders' Equity (deficiency)	(24,893)	(700,469)	1,009,021	-	-	5,975,751	(992,195)	992,195	-	6,259,410

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 181	$ 658,616	$ -	$ -	$ -	$5,975,751	$(992,195)	$ 992,195	$ -	$ 6,634,548

The accompanying notes are an integral part of this pro-forma consolidated balance sheet

CELLCYTE GENETICS CORPORATION
(Formerly Shepard Inc.)
(A Development Stage Company)

PRO-FORMA CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

(Unaudited)

NOTE 1 - ACQUISITION

By way of an Agreement in Principle effective January 19, 2007, the terms of which were finalized by Share Exchange Agreement completed Marcy 14, 2007, CGN acquired 100% of the issued and outstanding common shares of CGW. The completion of the terms of the Agreement will result in the former shareholders of CGW owning approximately 62% of the issued and outstanding shares of CGN's common. Under the terms of the Agreement, CGN has agreed to:

  issue 16,000,000 restricted shares of common stock to the shareholders of CGW;

  arrange for the transfer of 18,750,000 restricted shares of CGN's common stock from a Director of CGN to the shareholders of CGW;

  arrange for the transfer of 2,500,000 unrestricted shares of CGN's common stock from certain shareholders of CGN to the shareholders of CGW;

  complete a private placement for proceeds of between $5,000,000 and $6,500,000 through the issuance of units of CGN at a price of $1.50 per unit with each unit consisting of one share of CGN's common stock and one share purchase warrant entitling the holder to acquire an additional share of CGN's common stock at a price of $3.00 per share. The share purchase warrants are exercisable for a period ending the later of (i) 18 months from the date of issuance and (ii) 12 months following the effective date of registration statement, if any, pursuant to which the warrants are proposed for registration;

  settle a total of $1,017,088 in debts of CGW through the issuance of units of CGN at a price of $1.50 per unit with each unit being consistent with the private placement units described above;

  grant 2,000,000 options to acquire shares of CGN's common stock at a price of $1.50 per share to replace stock options outstanding in CGW; and

  issue 205,000 restricted shares of CGN's common stock in exchange for the cancellation of a total of 205,000 share purchase warrants outstanding in CGW.

This pro-forma consolidated balance sheet has been prepared assuming the completion of the proposed acquisition and all related conditions having been satisfied effective December 31, 2006.

For purposes of this pro-forma consolidated balance sheet the acquisition has been accounted for as a recapitalization using accounting principles applicable to reverse acquisitions with CGW (the legal subsidiary) being treated as the accounting parent (acquirer) and CGN (the legal parent) being treated as the accounting subsidiary (acquiree). Under reverse acquisition accounting the value assigned to the common stock of consolidated CGN on Acquisition of CGW will be equal to the book value of the common stock of CGW plus the book value of the net assets of CGN as at the date of the acquisition, less costs of the transaction.

The pro-forma book value of CGN's capital stock as at December 31, 2006 is calculated as follows:

CGW capital stock	$ 200
CGN adjusted net assets - from 2(e) below	992,195

992,395
Concurrent private placement financing - from 2(d) below	5,975,751

CGN pro-forma capital stock, December 31, 2006	$ 6,968,146

CELLCYTE GENETICS CORPORATION
(Formerly Shepard Inc.)
(A Development Stage Company)

PRO-FORMA CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

(Unaudited)

NOTE 1 - ACQUISITION (continued)
CGN's pro-forma capital stock as at December 31, 2006 is made up as follows:

Capital stock	$ 59,854
Additional paid-in capital	5,510,292
Common stock purchase warrants	1,398,000
$ 6,968,146

NOTE 2 - PRO-FORMA ADJUSTMENTS

(a)     Record shares issued by CGN on settlement of Debts of CGW

As a condition of the Share Exchange Agreement, CGN agreed to settle a total of $1,017,088 of debts of CGW through the issuance of 678,060 units at a price of $1.50 per unit with each unit consisting of one share of CGN's common stock and one share purchase warrant entitling the holder to acquire an additional share of CGN's common stock at a price of $3.00 per share. The share purchase warrants are exercisable for a period ending the later of (i) 18 months from the date of issuance and (ii) 12 months following the effective date of registration statement, if any, pursuant to which the warrants are proposed for registration. As at December 31, 2006, the CGW financial statements reflect a total of $1,099,021 of Convertible notes and accrued interest in connection with the amounts to be settled. A pro-forma adjustment has been recorded to reflect (i) additional interest accrued to the date of settlement of $8,067 and (ii) settlement of the debts effective December 31, 2006. The estimated fair value of the warrants issued of $203,000 has been recorded as a separate component of stockholders' equity on a pro-forma basis in Note 2(g). The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.90%; dividend yield of 0%; expected volatility of 100%; and an expected life of the warrants of 1.5 years.

(b)     Record fair value of stock options

In connection with the acquisition, CGN has agreed to grant 2,000,000 stock options as replacements of and in exchange for the cancellation of all existing stock options outstanding in CGW. Accounting principles applicable to business combinations require that the fair value of stock options granted in connection with a business combination, to the extent that the options relate to prior service, be recorded as part of the business combination purchase price at fair value. A pro-forma adjustment has been made to record the fair value of 2,000,000 stock options granted at an exercise price of $1.50 per share. The options were valued in accordance with the provisions of SFAS No. 123R by applying the fair value method using the Black-Scholes option-pricing model.

The fair value of the stock options was estimated to be $1,780,000 by using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.70%; dividend yield of 0%; expected volatility of 100%; and an expected life of the options of 5 years. As these options relate to prior service and are fully vested when granted, the entire amount of the fair value has been recorded as part of the purchase price.

The value assigned to the shares issued in connection with this reverse acquisition is calculated as described in Note 1 and, as a result, amounts that would otherwise form part of the purchase price for standard business combinations are charged to the deficit of the legal parent for reverse acquisitions. A pro-forma adjustment has been made to charge the fair value of the stock options $1,780,000 to the deficit of CGN which is subsequently eliminated in pro-forma adjustment 2(e).

CELLCYTE GENETICS CORPORATION
(Formerly Shepard Inc.)
(A Development Stage Company)
PRO-FORMA CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

(Unaudited)

NOTE 2 - PRO-FORMA ADJUSTMENTS (continued)

(c)     Record shares issued by CGN for share purchase warrants of CGW

In connection with the acquisition, CGN has agreed to issue 205,000 restricted shares of common stock to certain holders of warrants to acquire shares of the common stock of CGW in exchange for the cancellation of the CNW share purchase warrants. The fair value of the 205,000 restricted shares of common stock was estimated to be $246,000. Accounting principles applicable to business combinations require that the fair value of these shares issued in exchange for the cancellation of the CGW share purchase warrants be recorded as part of the business combination purchase price.

The value assigned to the shares issued in connection with this reverse acquisition is calculated as described in Note 1 and, as a result, amounts that would otherwise form part of the purchase price for standard business combinations are charged to the deficit of the legal parent for reverse acquisitions. A pro-forma adjustment has been made to charge the fair value of these shares of common stock of $246,000 to the deficit of CGN which is subsequently eliminated in pro-forma adjustment 2(e).

(d)     Record CGN concurrent private placement financing

In connection with the acquisition, CGN agreed to conduct a private placement for proceeds of between $5,000,000 and $6,500,000 through the issuance of units of CGN at a price of $1.50 per unit with each unit consisting of one share of CGN's common stock and one share purchase warrant entitling the holder to acquire an additional share of CGN's common stock at a price of $3.00 per share. The share purchase warrants are exercisable for a period ending the later of (i) 18 months from the date of issuance and (ii) 12 months following the effective date of registration statement, if any, pursuant to which the warrants are proposed for registration. A pro-forma adjustment has been recorded to reflect the actual private placement proceeds raised of $5,975,751 on the issuance of 3,981,165 units assumed to be effective December 31, 2006. The estimated fair value of the warrants issued of $1,195,000 has been recorded as a separate component of stockholders' equity on a pro-forma basis in Note 2(g). The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.90%; dividend yield of 0%; expected volatility of 100%; and an expected life of the warrants of 1.5 years.

(e)     Elimination of CGN's stockholder's equity

In accordance with reverse acquisition accounting the financial statements subsequent to the date of the acquisition will be presented as a continuation of CGW and, as a result, the stockholders' equity of CGN, which is equal to the book value of net assets, has been eliminated as follows:

	Capital Stock	Additional Paid-in Capital	Deficit	Total Stockholder's Equity

CGN - balance, December 31, 2006	$ 5,570	$ 29,430	$ (59,893)	$ (24,893)
Pro-forma adjustment (a)	-	1,017,088	-	1,017,088
Pro-forma adjustment (b)	-	1,780,000	(1,780,000)	-
Pro-forma adjustment (c)	-	246,000	(246,000)	-

CGN - balance before elimination	5,570	3,072,518	(2,085,893)	992,195

Pro-forma adjustment (e), to eliminate	(5,570)	(3,072,518)	2,085,893	(992,195)
	$ -	$ -	$ -	$ -

CELLCYTE GENETICS CORPORATION
(Formerly Shepard Inc.)
(A Development Stage Company)

PRO-FORMA CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

(Unaudited)

NOTE 2 - PRO-FORMA ADJUSTMENTS (continued)

(f)     Record value assigned to CGN under reverse acquisition accounting

As at the date of the acquisition, CGN did not have any significant operations or assets and control of CGN was passed to the former shareholders of CGW. As a result, the transaction will be accounted for as a recapitalization using accounting principles applicable to reverse acquisitions and, accordingly, no goodwill is recorded and the value assigned to CGN is equal to the book value of the net assets of CGN as at the date of the acquisition. As at December 31, 2006, the adjusted book value of the net assets of CGN (as calculated above) is $992,195.

(g)     Restatement of share capital under reverse acquisition accounting

In accounting for this reverse acquisition the legal share capital is that of CGN (the legal parent) and the value of share capital is calculated as described in Note 1. Upon completion of the proposed Acquisition, CGN will have 59,854,255 of its $US 0.0001 par value common shares issued and outstanding. In addition, CGN will have 4,659,225 common stock purchase warrants outstanding with a fair value as described and calculated in (a) and (d) above. A pro-forma adjustment is required to reconcile the pro-forma consolidated share capital as follows:

	Capital Stock	Additional Paid-in Capital	Common Stock Purchase Warrants	Total Share Capital

CGN as at December 31, 2006	$ 5,570	$ 29,430	$ -	$ 35,000
CGW as at December 31, 2006	200	-	-	200
Pro-forma adjustment (a)	-	1,017,088	-	1,017,088
Pro-forma adjustment (b)	-	1,780,000	-	1,780,000
Pro-forma adjustment (c)	-	246,000	-	246,000
Pro-forma adjustment (d)	-	5,975,751	-	5,975,751
Pro-forma adjustment (e)	(5,570)	(3,072,518)	-	(3,078,088)
Pro-forma adjustment (f)	-	992,195	-	992,195
Pro-forma adjustment (g), to reconcile	59,654	(1,457,654)	1,398,000	-

Pro-forma balance, December 31, 2006 (unaudited)	$ 59,854	$ 5,510,292	$ 1,398,000	$ 6,968,146

__________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLCYTE GENETICS CORPORATION

By:       /s/ Gary A. Reys
            Gary A. Reys
            Chairman, President, Chief Executive Officer and a director
            Date: April 11, 2008.

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ Gary A. Reys
            Gary A. Reys
            Chairman, President, Chief Executive Officer and a director
            Date: April 11, 2008.

By:       /s/ Dr. Ronald W. Berninger, Ph.D.
            Dr. Ronald W. Berninger, Ph.D.
            Secretary, Executive Vice-President, Chief Scientific Officer and a director
            Date: April 11, 2008.

By:       /s/ Nathan A. McDonald
            Nathan A. McDonald
            Vice-President of Finance and Principal Accounting Officer
            Date: April 11, 2008.

By:       /s/ John M. Fluke, Jr.
            John M. Fluke, Jr.
            Director
            Date: April 11, 2008.

__________