Form 10-Q
period 2008-06-30
CELLCYTE GENETICS CORP
filed 2008-08-19
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

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

(425) 483-6101
(Registrant's telephone number, including area code)

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 63,075,232 shares of common stock outstanding as of August 18, 2008.

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended June 30, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-Q:

Description	Page
Consolidated Balance Sheets as at June 30, 2008 and December 31, 2007:	4
Interim Consolidated Statements of Operations for the Six Months ended June 30, 2008 and 2007 and for the period from January 14, 2005 (Date of Inception) to June 30, 2008:	5
Interim Consolidated Statements of Cash Flows for the Six Months ended June 30, 2008 and 2007 and for the period from January 14, 2005 (Date of Inception) to June 30, 2008:	6
Notes to Interim Consolidated Financial Statements:	7

__________

(Unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	From Inception (January 14, 2005) to June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net loss	$ (3,376,343)	$ (2,892,613)	$ (8,598,208)
Adjustments to reconcile net loss to net cash used by operating activities			
Amortization of intellectual property	21,198	13,652	87,238
Depreciation of furniture and equipment	150,713	-	193,060
Stock based compensation	149,388	1,780,000	1,929,388
Non-cash services	472,601	-	472,601
Loss on disposal of furniture and equipment	55,538	-	55,538
Decrease (increase) in assets			
Inventory	-	(27,000)	-
Prepaid expenses and deposits	(27,579)	(153,776)	(208,719)
Increase (decrease) in liabilities			
Accounts payable	154,619	(275,619)	535,395
Accrued interest	-	8,066	82,088
Accrued expenses	(4,380)	(45,000)	47,239
Net cash used by operating activities	(2,404,245)	(1,592,290)	(5,404,380)
CASH FLOWS FROM INVESTING ACTIVITIES:			
Intellectual property acquisition	(64,200)	(142,701)	(706,134)
Furniture and Equipment acquisiton, net	(291,653)	(8,847)	(1,370,456)
Cash acquired on reverse acquistion	-	1,429	1,429
Net cash used by investing activities	(355,853)	(150,119)	(2,075,161)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Proceeds from issuance of convertible notes	-	-	935,000
Advances from related party	-	103,949	103,949
Proceeds from sale of common stock	683,938	5,971,751	6,655,889
Net cash provided by financing activities	683,938	6,075,700	7,694,838
Net increase in cash and cash equivalents	(2,076,160)	4,333,291	215,297
Cash and cash equivalents, beginning of period	2,291,457	287,750	-
Cash and cash equivalents, end of period	$ 215,297	$ 4,621,041	$ 215,297
SUPPLEMENTAL CASH FLOW DISCLOSURES:			
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

The accompanying condensed notes are an integral part of these interim consolidated financial statements

- - -

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company was incorporated as Shepard Inc. March 9, 2004 in the state of Nevada and changed its name to CellCyte Genetics Corporation ("CGN") effective February 16, 2007.

Effective January 19, 2007, CGN entered into an Agreement in Principle to acquire 100% of the issued and outstanding shares of CellCyte Genetics Corporation (a development stage enterprise) ("CGW"), a private Washington State corporation incorporated January 14, 2005, in exchange for 16,000,000 restricted shares of CGN's common stock, and the transfer of a further 18,750,000 shares of CGN's restricted common stock and 2,500,000 shares of CGN's non-restricted common stock from certain shareholders of CGN to the shareholders of CGW. Effective March 30, 2007, the acquisition of CGW was completed by the execution of a Share Exchange Agreement (the "Agreement"), which, in addition to the share issuances and transfers described above, finalized certain other terms of the acquisition.

CGW is an emerging biotechnology company engaged in the discovery and development of stem cell therapeutic products. The Company is focused on developing its bioreactor device division which has been shown to expand six different cell lines and maintain nine different cell lines. The Company is seeking partners to develop therapeutic agents and treatments for oncology, diabetes, heart, liver, as well as for stem cell bone marrow and organ transplants. The Company's discoveries involve stem cell regimens without using embryonic stem cells. As the Company is in the development stage, it has not realized any revenues from its planned operations.

As a result of the completion of the CGW acquisition and the related transactions, the former shareholders of CGW owned approximately 62% of the then outstanding shares of common stock of CGN representing 37,250,000 of the then 59,854,224 total issued and outstanding shares of common stock of CGN.

This acquisition was in essence a recapitalization of the Company and has been accounted for in accordance with the principles applicable to accounting for reverse acquisitions with CGW, the legal subsidiary, being treated as the accounting parent and CGN, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations and cash flows of the Company include those of CGW for all periods presented and those of CGN subsequent to the date of the reverse acquisition.

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

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principals for interim financial information and with the instruction to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principals for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Basis of Consolidation

These consolidated financial statements include the accounts of CGW since its incorporation on January 14, 2005 and CGN since the reverse acquisition on March 30, 2007. All inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents. The Company had cash equivalents equal to $202,069 on deposit with Merrill Lynch at June 30, 2008.

Concentration of Risks

The Company maintains its cash and cash equivalents in commercial accounts at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits as of June 30, 2008, the Company's cash balances exceeded Federal Deposit Insurance Corporation (FDIC) limits at June 30, 2008 by $202,069. A balance of up to $100,000 is FDIC insured with Bank of America. No FDIC insurance is available on the balance on account with Merrill Lynch Institutional Money Market Fund.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

SFAS No. 157, Fair Value Measurements ("SFAS157"), defines fair value, establishes a framework for measuring fair value in accordance with the generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets

Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2008.

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

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Going Concern

As shown in the accompanying financial statements, the Company had a working capital deficit of approximately $298,628 an accumulated deficit of $8,598,208 incurred through June 30, 2008. The Company has no revenues. Management forecasts operations during the coming year will need approximately $2,505,000 in additional working capital, which is expected to come from issuance of convertible notes, equipment financing and private placements of stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Long-Lived Assets and Intangibles

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines on a periodic basis the carrying value of its tangible and intangible assets to determine whether there are any impairment losses. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. To June 30, 2008, no asset impairments have been identified or recorded.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

Compensated Absences

Employees of the Company are entitled to paid vacation, and sick days, depending on job classification, length of service, and other factors. The Company accrued vacation pay in the amounts of $25,965 at June 30, 2008.

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

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Stock-Based Compensation

The Company accounts for its stock option plan under the recognition and measurement principles of the revised statement to Statement of Financial Accounting Standards No. 123, "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R). The Company has recorded $1,929,388 in stock-based compensation expense through June 30, 2008 in connection with the acquisition of CGW and other stock options granted as described further in Note 6 below.

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

NOTE 3 - INTELLECTUAL PROPERTY AND PROPERTY AND EQUIPMENT

As of 2007, the Company paid $115,000 on the execution of an intellectual property licensing agreement with U.S. Department of Veterans Affairs (VA). The license agreement relates to certain patents pending and contains royalty payment arrangements as well as funding guarantees. Because of certain internal VA intellectual property timeline problems regarding technology transfer to CGW, the VA has not required CGW to meet any funding requirements as of December 31, 2006. Because the VA was unable to transfer research notebooks, it precluded CGW from beginning technology development and securing related funding and/or grants. With the completion of the recent financing transaction CGW has now met the funding guarantee requirements included in the VA license.

As of December 31, 2007, the Company had $70,002 of capitalized patents and $454,534 of capitalized patents pending. Through June 30, 2008 the Company incurred an additional $64,200 of capitalized patents pending. These amounts consist of the legal fees expended to pursue and prosecute a range of patent claims related to stem cell delivery and purification.

The Company amortizes patents (and licenses for the use of patents) over the remaining life of the patents, which ranges from 7 to 17 years.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

	June 30,	December 31,
	2008	2007
Licenses	$115,000	$115,000
Patents	70,002	70,002
Patents pending	518,734	454,534
Accumulated amortization	(84,840)	(63,642)
Licenses and patents, net	$618,896	$575,894

As of December 31, 2007, the Company had capitalized a total of $1,078,803 in computer equipment, laboratory equipment and tenant improvements. Through June 30, 2008 the Company incurred additional $102,614 of computer equipment, $90,319 of laboratory equipment and $174,453 of tenant improvements. In addition, during the period the Company disposed of laboratory equipment totalling $131,272 for proceeds of $75,734 resulting in a loss of disposal of $55,538. Property and equipment are stated at cost.

The Company depreciates computer and office equipment over a three year useful life, laboratory equipment over a five year useful life and tenant improvements over a five year useful life.

	June 30,	December 31,
	2008	2007
Laboratory equipment	$464,615	$505,568
Computer and office equipment	403,230	300,616
Tenant improvements	447,073	272,620
Accumulated depreciation	(193,060)	(42,347)
Property and equipment, net	$1,121,858	$1,036,456

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its office and storage space, all of which are month to month. Rent expense relating to the operating leases was approximately $261,219 for the period ended June 30, 2008.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

On April 1, 2007 the Company entered into a 63 month lease in a new facility in Bothell Washington. Total commitment in lease cost for the term of the lease is approximately $1,817,858

Year	Lease Expense
2008	$344,766
2009	370,644
2010	383,736
2011	396,864
2012	307,521
2013	14,237
Total	$1,817,858

Executive Employment Contracts

The Company entered into employment agreements with each of Gary A. Reys, Chief Executive Officer, and Dr. Ronald Berninger, Executive Vice President and Chief Scientific Officer on June 1, 2007. The Company entered into an employment agreement with Nathan A. McDonald, Vice President of Finance on January 1, 2008. The Company has also entered into a CEO Award Agreement with Mr. Reys. The CEO agreement term is for a period of five years; with a daily three year "evergreen" feature such that the remaining term of his employment will always be at least three years. In consideration for his services, the Company has agreed to pay Mr. Reys an annual salary of $350,000, provided, however, that effective upon reaching an aggregate funding of $15,000,000, Mr. Reys' base salary will be increased to $425,000 per year. The CEO Award Agreement target is presently $750,000 in cash and the actual award will be calculated by multiplying the target award by the percentage score achieved by the CEO based on assessment of performance under its business plan. The CSO agreement term is for a period of five years; with a daily three year "evergreen" feature such that the remaining term of his employment will always be at least three years. In consideration for his services, the Company has agreed to pay Dr. Berninger an annual salary of $205,000, provided, however, that effective upon successfully completing Phase I clinical trials, Dr. Berninger's base salary will be increased to $225,000 per year. The VP of Finance agreement is for a term ending upon the termination of the agreement as described below. In consideration for his services, the Company has agreed to pay Mr. McDonald an annual salary of $165,000. The agreement may be terminated (i) if Mr. McDonald is incapacitated from illness, accident or other disability and unable to perform his duties for a cumulative period of four months in any 12 consecutive month period, upon the Company or Mr. McDonald giving the other not less than 30 days prior written notice, (ii) by either party without Cause (as defined in the agreement) upon 14 days prior written notice, (iii) by the Company for Cause, or (iv) upon cessation of the Company's business. To date, no payments of the contingent amounts listed above have been paid.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

NOTE 5 - CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 62,876,618 and 59,854,225 shares of its common stock at June 30, 2008 and December 31, 2007, respectively.

During the period ended June 30, 2008, the Company issued common shares as follows:

  67,146 shares of common stock were issued on the exercise of common stock purchase warrants at a price of $3.00 per warrant for total proceeds of $201,438.

  1,025,247 shares of common stock were issued in exchange for services with an estimated fair value of $472,601.

  1,930,000 units were issued at a price of $0.25 per unit for total proceeds of $482,500. Each unit consists of one common share of CGN and one warrant to acquire an additional common share of CGN at a price of $0.75 per share, exercisable for a period ending 18 months from the date of issuance of the Units.

The estimated fair value of the warrants issued in connection with the financing of $144,750 has been recorded as a separate component of stockholders' equity and was determined on a relative fair value basis using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 1.50 years, risk-free interest rate of 1.60%, dividend yield of 0% and expected volatility of 135%.

The Company's common stock purchase warrant activity for the period ended June 30, 2008 is as follows:
	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, December 31, 2006	-	$-	-
Warrants issued	4,659,225	3.00
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2007	4,659,225	3.00	0.75 years
Warrants issued	1,930,000	0.75
Warrants exercised	(67,146)	3.00
Warrants expired	-	-
Balance, June 30, 2008	6,522,079	$2.33	0.58 years

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

NOTE 6 - COMMON STOCK OPTIONS

During the period ended June 30, 2008, the Company granted a total of 1,427,000 stock options to certain employees, officers, directors and consultants of the Company to acquire shares of the Company's common stock at prices ranging from $0.32 per share to $0.52 per share for periods ranging from 5 to 10 years. The fair value of the stock options granted during the period was estimated to be $393,380 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 5.35 years; risk-free interest rate of 3.08%; dividend yield of 0%; and expected volatility of 112%. Certain of these options are subject to vesting conditions and, as of June 30, 2008, the Company had recorded stock based compensation of $149,388 in connection with the vesting of these options leaving $243,992 to be expensed on future vesting.

The Company's stock option activity for the period ended June 30, 2008 is as follows:
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, December 31, 2006	-	$-	-
Options granted	2,000,000	1.50
Options exercised	-	-
Options cancelled and expired	-	-
Balance, December 31, 2007	2,000,000	1.50	7.31 years
Options granted	1,427,000	0.34
Options exercised	-	-
Options cancelled and expired	-	-
Balance, June 30, 2008	3,427,000	$1.02	7.17 years

NOTE 7 - RELATED PARTY TRANSACTIONS

Two officers, Gary Reys and Dr, Ronald Berninger, who are also members of the Company's board of directors served as employees to the Company on various business, strategic, and technical issues. The Company paid and expensed a total of $516,250 for these services in 2007 and $254,375 during the six month period ended June 30, 2008. In addition to the fees, reimbursable expenses were also paid under these contracts. The total amount paid for these expenses was $113,517 in 2007 and $30,080 during the six month period ended June 30, 2008. At period end December 31, 2007, the Company also carried a payable to Sheryl Reys in the amount of $852 and during the six month period ended June 30, 2008, $20,401 was paid as reimbursable expenses to Sheryl Reys for supplies and furniture purchased for the new facility.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Shareholder Advances

During the twelve month period ended December 31, 2007 a shareholder of the Company paid various outstanding payables on behalf of the Company. As of June 30, 2008 the Company owed this shareholder $107,949. These advances are unsecured, non-interest bearing with no set terms of repayment.

NOTE 8 - LEGAL DISPUTES

During the previous reporting period, three shareholder lawsuits were filed against us, all of which were filed in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178. Gary Reys and Ronald Berninger are also named in all three lawsuits, and John Fluke (who was appointed to the board during its regular quarterly board meeting held on June 1, 2007) is named in the Tolerico lawsuit. In July 2008, an amended lawsuit, consolidating all three lawsuits was filed, and John Fluke was not named a defendant in the consolidated complaint. The amended consolidated complaint alleges, inter alia, that the Company, and its officers and directors filed misleading statements with the Securities and Exchange Commission regarding the Company's products, and that the Company posted misleading information regarding an officer on its website. The lawsuits claim that investors purchased our stock based on the alleged misleading statements and the plaintiffs are seeking monetary relief. The lawsuit has not been certified for class action status as of the date of this report. We are disputing the basis for the lawsuit and intend to vigorously defend against it. While we do not believe the lawsuit has merit, an adverse outcome could have a material adverse effect on our financial position and results.

We are also currently engaged in a dispute with a former employee, who voluntarily resigned in 2007. The employee is asserting claims for monetary damages based upon a constructive discharge theory and other claims. The employee has been ordered to arbitrate her claims pursuant to the terms of a contract between the employee and CellCyte. We do not believe that the employee's claims have merit, nor do we believe that an adverse outcome will have a material adverse effect on our financial position. However, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The employee has opened her own biotech company and is on notice regarding that which CellCyte deems proprietary information. At this time, we do not believe that CellCyte's intellectual property is imminently threatened. Should we determine that the employee is trying to operate her new endeavour with intellectual property that belongs to CellCyte, we will take appropriate action.

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

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

NOTE 9 - SUBSEQUENT EVENTS

Warrant Execution

Subsequent to the reporting period ended June 30, 2008 a shareholder of the Company rescinded a portion of their prior investment totalling $100,158.60 in gross proceeds to the Company and applied the proceeds to execute warrants to purchase 333,862 shares of common stock at a price of $0.30 a share.

Operations

Subsequent to the reporting period ended June 30, 2008, the Company terminated some of its employees and placed the remaining employees on a salary accrual basis, so that no employee is currently receiving compensation. Several employees, including management, continue to provide services to the Company. Until and unless the Company is able to secure financing, either through a sale of equity, debt, or a combination thereof, its activities will be curtailed and the employees will not receive compensation.  Unless the Company is able to secure financing, it will be unable to continue its research and may be required to cease operations.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended June 30, 2008 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the six months ended June 30, 2008 included in this Quarterly Report, and (ii) our Annual Report on Form 10-KSB for the year ended December 31, 2007, including our annual audited financial statements set forth therein.

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

As a consequence of our Company's acquisition of CellCyte, our business is now focused on the research, discovery and development of stem cell enabling therapeutic products and related technologies, and on our Device Division, which is developing a bioreactor for use in expanding and maintaining cell lines. See our Annual Report on Form 10-KSB for the year ended December 31, 2007 for more information.

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

Plan of Operations

Our plan of operations for the next 12 months is to:

(a)        conduct pre-clinical research at our biotechnology research and development facility in Bothell, Washington and through collaborations with third party research organizations;

(b)        complete negotiations with our manufacturing partner to supply our glycoprotein compound for our internal research, academic collaborations, toxicity study and investigator sponsored clinical trials;

(c)        pursue industry partners to collaboratively assist in executing some or all of the additional research needed to demonstrate the claims by the VA that the stem cells injected after CCG-TH30 or CCG-TH35 localized in the desired target organ;

(d)        complete the design and sourcing of components to begin small scale manufacturing of our cell expansion device technology for use in collaborative research with academic and institutional research organization;

(e)        Initiate collaborative research studies for the expansion of cord blood stem cells, maintenance of islet cells and production of other cell lines and proteins using our bioreactor.

We anticipate that we will incur an aggregate of $2,505,000 in expenses for the next 12 months as follows:

(a)        $295,000 for facility and equipment related expenses;

(b)        $1,015,000 for pre-clinical work, quality assurance, manufacturing of biologic material, toxicity study, academic collaborations and further research collaborations;

(c)        $275,000 for design and device manufacturing;

(d)        $450,000 for legal expenses related to intellectual property prosecution and accounting expenses related to quarterly reviews and annual audits;

(e)        $350,000 for salaries and consulting; and

(f)        $120,000 for general and administrative, travel, conferences and public relations.

During the next 12 months we anticipate that we will generate minimal non-recoverable engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology. We had cash of $215,297 and a working capital deficit of $298,628 at June 30, 2008. We presently do not have sufficient cash to fund our operations beyond the next month. Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses for the next 12 months and pursue our plan of operations.

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

Results of Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets out our consolidated loss for the periods indicated:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(Unaudited)	(Unaudited)
Revenues	$ --	$ --
Operating Expenses
Consulting	649,359	353,126
General and administrative	573,448	270,786
Professional fees	810,717	113,117
Research, development and laboratory	528,833	24,276
Salaries and benefits	628,333	342,988
Stock based compensation	149,388	1,780,000
Other Income (Expense)	(36,265)	(8,320)
Net Loss	(3,376,343)	(2,892,613)

Revenues

We have had no operating revenues since our inception on January 14, 2005 to June 30, 2008. We anticipate that we will not generate any material revenues for so long as we are a development stage company.

Consulting Fees

In the six months ended June 30, 2008, consulting fees increased to $649,359, compared to $353,126 in the prior period of 2007, primarily due to the shares issued to consultants for services provided to the Company.

General and Administrative Expenses

Our general and administrative expenses in the six months ended June 30, 2008 increased to $573,448 from $270,786 in the prior period of 2007, primarily as a result of increased operational expenses due to the rent and operating costs of our research facilities, depreciation of our fixed assets and overhead costs associated with our organization.

Professional Fees

In the six months ended June 30, 2008, we incurred professional fees of $810,717, compared to $113,117 in the prior period of 2007, primarily related to the increase in costs relating to completing our year-end audit and litigation matters.

Research, Development and Laboratory Expenses

In the six months ended June 30, 2008, we incurred research, development and laboratory expenses of $528,833, compared to $24,276 in the prior period of 2007, due to the commencement of research and development of our products.

Salaries and Benefits

In the six months ended June 30, 2008, we paid salaries and benefits of $628,333 to our directors, officers and employees, compared to $342,988 in the prior period of 2007, due to the hiring of 14 employees.

Stock-based Compensation

In the six months ended June 30, 2008, we incurred stock based compensation expenses of $149,388 in connection with the compensation of our officers and employees and consultants. In the six months ended June 30, 2007, we incurred stock based compensation expenses of $1,780,000 related to the issuance of options to acquire up to 2,000,000 of our shares of common stock, in connection with the acquisition of CellCyte.

Net Loss

As a result of the above, our net loss for the six months ended June 30, 2008 was $3,376,343, compared to $2,892,613 in the prior period of 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had cash in the amount of approximately $215,297 and a working capital deficit of $298,628. Our planned expenditures over the next 12 months are expected to amount to approximately $2,505,000 and will exceed our cash reserves and working capital. We presently do not have sufficient cash to fund our operations beyond the next month. We anticipate that we will require additional financing in order to pursue our plan of operations for the next 12 months. There can be no assurance that we will obtain any additional financing in the amounts required or on terms favourable to us. If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

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

Cash Used in Operating Activities

Cash used in operating activities in the six months ended June 30, 2008 was $2,404,245, compared to $1,592,290 in the prior period of 2007. We anticipate that cash used in operating activities will increase in 2008 as we continue to pursue our plan of operations. We have funded our operations primarily from the issuance of our common stock.

Cash Used In Investing Activities

In the six months ended June 30, 2008, investing activities used cash of $355,853, compared to $150,119 in the prior period of 2007, primarily to fund the acquisition of intellectual property and the purchase of furniture and lab and office equipment for our facility.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the six months ended June 30, 2008, we raised proceeds of $683,938, compared to $5,971,751 in the prior period of 2007, from the sale of our common stock.

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

Stock-Based Compensation

The Company accounts for its stock option plan under the recognition and measurement principles of the revised statement to Statement of Financial Accounting Standards No. 123, "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R). The Company has recorded $1,929,388 in stock-based compensation expense through June 30, 2008 in connection with the acquisition of CGW and other stock options granted as described further in Note 6 of the financial statements included herein.

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

Item 4.           Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

__________

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

During the previous reporting period, three shareholder lawsuits were filed against us, all of which were filed in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178. Gary Reys and Ronald Berninger are also named in all three lawsuits, and John Fluke (who was appointed to the board during its regular quarterly board meeting held on June 1, 2007) is named in the Tolerico lawsuit. In July 2008, an amended lawsuit, consolidating all 3 lawsuits was filed, and John Fluke was not named a defendant in the consolidated complaint. The amended consolidated complaint alleges, inter alia, that the Company, and its officers and directors filed misleading statements with the Securities and Exchange Commission regarding the Company's products, and that the Company posted misleading information regarding an officer on its website. The lawsuits claim that investors purchased our stock based on the alleged misleading statements and the plaintiffs are seeking monetary relief. The lawsuit has not been certified for class action status as of the date of this report. We are disputing the basis for the lawsuit and intend to vigorously defend against it. While we do not believe the lawsuit has merit, an adverse outcome could have a material adverse effect on our financial position and results.

We are also currently engaged in a dispute with a former employee, who voluntarily resigned in 2007. The employee is asserting claims for monetary damages based upon a constructive discharge theory and other claims. The employee has been ordered to arbitrate her claims pursuant to the terms of a contract between the employee and CellCyte. We do not believe that the employee's claims have merit, nor do we believe that an adverse outcome will have a material adverse effect on our financial position. However, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The employee has opened her own biotech company and is on notice regarding that which CellCyte deems proprietary information. At this time, we do not believe that CellCyte's intellectual property is imminently threatened. Should we determine that the employee is trying to operate her new endeavour with intellectual property that belongs to CellCyte, we will take appropriate action.

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

During the period ended June 30, 2008, the Company issued securities as follows:

  67,146 shares of common stock were issued on the exercise of common stock purchase warrants at a price of $3.00 per warrant for total proceeds of $201,438 pursuant to Rule 506 to accredited investors.

  112,477 shares of common stock were issued in exchange for services with an estimated fair value of $97,801.

  1,930,000 units were issued at a price of $0.25 per unit for total proceeds of $482,500 pursuant to Rule 506 to accredited investors. Each unit consists of one common share of CGN and one warrant to acquire an additional common share of CGN at a price of $0.75 per share, exercisable for a period ending 18 months from the date of issuance of the Units.

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

Exhibit Number	Description of Exhibit
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

CELLCYTE GENETICS CORPORATION
Dated: August 19, 2008. Per:	/s/ "Gary A. Reys" Gary A Reys President, Chief Executive Officer and a director

__________