Form 10-Q
period 2008-09-30
CELLCYTE GENETICS CORP
filed 2008-12-22
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52238

CELLCYTE GENETICS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	86-1127046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1725 200th Street S.E., Suite 103 Bothell, Washington	98021
(Address of principal executive offices)	(Zip Code)

(425) 483-6101
(Registrant’s telephone number, including are code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes     [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]
Non-accelerated filer  [  ]  (Do not check if a smaller reporting company)   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes     [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   62,809,845 shares of common stock outstanding as of September 30, 2008.

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended September 30, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2008 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-Q:

Description	Page
Interim Consolidated Balance Sheets as at September 30, 2008 and December 31, 2007:	3
Interim Consolidated Statements of Operations for the Nine Months ended September 30, 2008 and 2007 and for the period from January 14, 2005 (Date of Inception) to September 30, 2008:	4
Interim Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2008 and 2007 and for the period from January 14, 2005 (Date of Inception) to September 30, 2008:	5
Notes to Interim Consolidated Financial Statements:	6

__________

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,734	$2,291,457
Amounts receivable	7,500	-
Prepaid expenses and deposits	113,539	181,140
Total Current Assets	126,773	2,472,597

OTHER ASSETS
Furniture and Equipment, net of depreciation of $240,576 (2007 - $42,347)	1,025,539	1,036,456
Intellectual property, net of amortization of $96,105 (2007 - $63,642)
and accumulated impairment of $568,913 (2007 - $Nil)	48,112	575,894
Total Other Assets	1,073,651	1,612,350

TOTAL ASSETS	$1,200,424	$4,084,947

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$916,225	$412,837
Accrued expenses	-	51,619
Due to related parties	107,949	107,949
Total Current Liabilities	1,024,174	572,405

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 525,000,000 shares authorized,
62,809,845 and 59,854,225 shares issued and outstanding, respectively	62,810	59,854
Additional paid in Capital	9,889,720	7,276,553
Common stock purchase warrants	114,702	1,398,000
Accumulated deficit during development stage	(9,890,982)	(5,221,865)
Total Stockholders' Equity (Deficit)	176,250	3,512,542

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,200,424	$4,084,947

The accompanying condensed notes are an integral part of these interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
					From Inception
	Nine Month Period Ended		Three Month Period Ended		(January 4, 2005)
	September 30,		September 30,		to September 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	692,989	432,827	43,630	79,701	1,586,814
General and administrative	850,262	430,309	276,814	159,523	1,603,652
Professional fees	1,057,852	200,963	247,135	87,846	1,306,854
Research, development and laboratory	606,864	304,476	78,031	280,200	1,281,372
Salaries and benefits	655,381	563,675	27,048	220,687	1,456,998
Stock based compensation	176,286	1,780,000	26,898	-	1,956,286
Total operating expenses	4,039,634	3,712,250	699,556	827,957	9,191,976
					-
LOSS FROM OPERATIONS	(4,039,634)	(3,712,250)	(699,556)	(827,957)	(9,191,976)

OTHER INCOME (EXPENSE)
Interest income	19,890	-	302	-	32,512
Interest and finance charges	(14,270)	(8,527)	(13,955)	(207)	(96,415)
Impairment of intellectual property	(568,913)	-	(568,913)	-	(568,913)
Loss on disposal of furniture and equipment	(66,190)	-	(10,652)	-	(66,190)
Total Other Income (Expense)	(629,483)	(8,527)	(593,218)	(207)	(699,006)

LOSS BEFORE TAXES	(4,669,117)	(3,720,777)	(1,292,774)	(828,164)	(9,890,982)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(4,669,117)	$(3,720,777)	$(1,292,774)	$(828,164)	$(9,890,982)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.08)	$(0.07)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING FOR BASIC
AND DILUTED CALCULATION	61,360,126	53,524,789	62,832,345	59,854,225

The accompanying condensed notes are an integral part of these interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)			From Inception
			(January 4, 2005)
	For the Nine Months Ended September 30,		to September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,669,117)	$(3,720,777)	$(9,890,982)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	32,463	23,828	98,503
Depreciation of furniture and equipment	227,087	16,288	269,434
Stock based compensation	176,286	1,780,000	1,956,286
Non-cash services	472,601	-	472,601
Non-cash impairment of intellectual property	568,913	-	568,913
Loss on disposal of furniture and equipment	66,190	-	66,190
Decrease (increase) in assets
Amounts receivable	(7,500)	-	(7,500)
Inventory	-	(19,150)	-
Prepaid expenses and deposits	67,601	(240,473)	(113,539)
Increase (decrease) in liabilities
Accounts payable	503,388	(262,837)	884,164
Accrued interest	-	8,066	82,088
Accrued expenses	(51,619)	(20,689)	-
Net cash used by operating activities	(2,613,707)	(2,435,744)	(5,613,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	(73,594)	(169,012)	(715,528)
Furniture and Equipment acquisiton, net	(282,360)	(275,180)	(1,361,163)
Cash acquired on reverse acquisition	-	1,429	1,429
Net cash used by investing activities	(355,954)	(442,763)	(2,075,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	-	935,000
Advances from related party	-	103,949	103,949
Proceeds from sale of common stock	683,938	5,971,751	6,655,889
Net cash provided by financing activities	683,938	6,075,700	7,694,838

Net increase in cash and cash equivalents	(2,285,723)	3,197,193	5,734

Cash and cash equivalents, beginning of period	2,291,457	287,750	-

Cash and cash equivalents, end of period	$5,734	$3,484,943	$5,734

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying condensed notes are an integral part of these interim consolidated financial statements

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company was incorporated as Shepard Inc. March 9, 2004 in the state of Nevada and changed its name to CellCyte Genetics Corporation (“CGN”) effective February 16, 2007.

Effective January 19, 2007, CGN entered into an Agreement in Principle to acquire 100% of the issued and outstanding shares of CellCyte Genetics Corporation (a development stage enterprise) (“CGW”), a private Washington State corporation incorporated January 14, 2005, in exchange for 16,000,000 restricted shares of CGN’s common stock, and the transfer of a further 18,750,000 shares of CGN’s restricted common stock and 2,500,000 shares of CGN’s non-restricted common stock from certain shareholders of CGN to the shareholders of CGW.  Effective March 14, 2007, the acquisition of CGW was completed by the execution of a Share Exchange Agreement (the “Agreement”), which, in addition to the share issuances and transfers described above, finalized certain other terms of the acquisition.

As a result of the completion of this acquisition and the related transactions, the former shareholders of CGW owned approximately 62% of the then outstanding shares of common stock of CGN representing 37,250,000 of the then 59,854,224 total issued and outstanding shares of common stock of CGN.

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

CGW is an emerging biotechnology company engaged in the discovery and development of stem cell therapeutic and cell-related products. The Company has completed preliminary testing of possible therapeutic compounds which it licensed from the United States Department of Veteran Affairs. Further development of these licensed compositions is expected to be through collaborations with other research and or development organizations. The Company’s therapeutic and cell-related products, if successful, could lead to treatments in oncology, diabetes, heart, liver, lung and kidney diseases as well as for stem cell bone marrow and organ transplants. The Company’s discoveries involve stem cell regimens without using embryonic stem cells. As the Company is in the development stage, it has not realized any revenues from its planned operations.

As shown in the accompanying financial statements, the Company has incurred significant losses since inception, has not generated any revenues to date, and is involved in certain legal matters as more fully discussed in Note 9. In addition, effective July 1, 2008, the Company suspended significantly all of its operations and placed all of its employees on unpaid leave.  The future of the Company is dependent upon its ability to obtain sufficient financing and upon achieving

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

future profitable operations.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Basis of Consolidation

These consolidated financial statements include the accounts of CGW since its incorporation on January 14, 2005 and CGN since the reverse acquisition on March 14, 2007.  All inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents.

Concentration of Risks

The Company maintains its cash and cash equivalents in commercial accounts at a major financial institution and has not experienced any losses on its deposits as of September 30, 2008.

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

As of September 30, 2008, the Company has no amounts on deposit in excess of the amount insured by the FDIC.

Earnings per Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS No. 128”).  Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year.  Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been anti-dilutive.  For all periods prior to the reverse acquisition, the number of shares outstanding is deemed to be the number of shares issued and transferred to the shareholders of CBW to effect the reverse acquisition, being 37,250,000.

Fair Value of Financial Instruments

The Company's financial instruments may consist of cash and cash equivalents and other current liabilities.  All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates the fair value at the reporting dates of these financial statements.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2008.  The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2008.

Intangible Assets

The Company’s intangible assets primarily consist of patents and intellectual property, which are carried at the purchase price and/or the legal cost to obtain them less accumulated amortization.  Patents and licenses are being amortized over their estimated useful lives, which range from seven to seventeen years.

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

Going Concern

As shown in the accompanying financial statements, the Company had a working capital deficit of $897,402, and an accumulated deficit of $9,890,982 incurred through September 30, 2008.  The Company has no revenues. Management forecasts operations during the coming year will need approximately $2,500,000 in additional working capital, which is expected to come from issuance of convertible notes and private placements of stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  The provisions of SFAS No. 109 also require the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that the realization of such benefits is more likely than not.  To the extent that it is more likely than not that such benefits will not be received, the Company records a valuation allowance against the related deferred tax asset.

Long-Lived Assets and Intangibles

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company examines on a periodic basis the carrying value of its tangible and intangible assets to determine whether there are any impairment losses.  This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets.  Effective July 1, 2008, the Company recorded an impairment of $568,913 on its intellectual property (Note 3).

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Expenditures for repairs and maintenance are expensed as incurred.

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

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

Recent Accounting Pronouncements

On March 19, 2008, the Financial Accounting Standards Board (FASB) announced the issuance of Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities. SFAS No. 161 is focused on requiring enhanced disclosure on 1) how and why an entity uses derivative instruments and hedging activities; 2) how derivative instruments and related hedging activities are accounted for under SFAS No. 133; and 3) how derivative instruments and related hedging activities affect an entity’s cash flows, financial position and performance.

To accomplish the three objectives listed above, SFAS No. 161 requires: 1) qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of an entity’s overall risk exposure; 2) quantitative disclosures in tabular format of the fair values of derivative instruments and their gains and losses; and 3) disclosures about credit-risk related contingent features in derivative instruments.

SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

Stock-Based Compensation

The Company accounts for its stock option plan under the recognition and measurement principles of the revised statement to Statement of Financial Accounting Standards No. 123, Share-Based Payments (“SFAS No. 123 (R)”). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R). The Company has recorded $1,956,289 in stock-based compensation expense through September 30, 2008 in connection with the acquisition of CGW and other stock options granted as described further in Note 7 below.

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

NOTE 3 – INTELLECTUAL PROPERTY

In 2006 and 2007, the Company paid a total of $25,000 and $90,000, respectively, on the execution of an intellectual property licensing agreement with U.S. Department of Veterans Affairs (VA).  The license agreement relates to certain patents pending and contains royalty payment arrangements as well as funding guarantees.  Because of certain internal VA intellectual property timeline problems regarding technology transfer to CGW, the VA has not required CGW to meet any funding requirements as of December 31, 2006.  Because the VA was unable to transfer research notebooks, it precluded CGW from beginning technology development and securing related funding and/or grants. With the completion of the 2007 financing transaction, CGW has now met the funding guarantee requirements included in the VA license.

As of December 31, 2007, the Company had $70,002 of capitalized patents and $454,534 of capitalized patents pending. Through September 30, 2008 the Company incurred an additional $73,594 of capitalized patents pending. These amounts consist of the legal fees expended to pursue and prosecute a range of patent claims related to stem cell delivery and purification.

Effective July 1, 2008, the Company evaluated the recoverability of its intangible assets and recorded an impairment of $568,913 on its licenses and patents pending related to the VA intellectual property. The Company’s initial research and testing of the VA technology did not yield the anticipated results nor support the VA’s claims regarding the technology and will require further testing to prove otherwise. The Company determined that recovery of these costs through future net cash flows was uncertain and that it was appropriate for financial statement purposes to record an impairment loss on its licenses and patents pending.

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

The Company amortizes patents (and licenses for the use of patents) over the remaining life of the patents, which ranges from 7 to 17 years.

	September 30,	December 31,
	2008	2007
Licenses (VA)	$115,000	$115,000
Patents	70,002	70,002
Patents pending (costs to pursue patents on VA license)	528,128	454,534
Accumulated amortization	(96,105)	(63,642)
Impairment loss	(568,913)
Licenses and patents, net	$48,112	$575,894

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2007, the Company had capitalized a total of $1,078,803 in computer equipment, laboratory equipment and tenant improvements. During the nine months ended September 30, 2008 the Company acquired an additional $102,615 of computer equipment, $90,319 of laboratory equipment and $197,281 of tenant improvements. In addition, during the same period the Company disposed of laboratory and office equipment with an original cost of $202,903 for proceeds of $126,599 resulting in a loss on disposal of $66,190.  Property and equipment are stated at cost.

The Company depreciates computer and office equipment over a three year useful life, laboratory equipment over a five year useful life and tenant improvements over the shorter of the lease term or their useful life.

	September 30,	December 31,
	2008	2007
Laboratory equipment	$413,017	$505,568
Computer and office equipment	383,198	300,616
Tenant improvements	469,900	272,620
Accumulated depreciation	(240,576)	(42,347)
Property and equipment, net	$1,025,539	$1,036,456

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On April 1, 2007 the Company entered into a 63 month lease in a new facility in Bothell Washington. Rent expense relating to the operating lease was $364,914 for the nine month period ended September 30, 2008.

Total commitment in lease cost for the term of the lease is approximately $1,817,858.

Year	Lease Expense
2008	$344,766
2009	370,644
2010	383,736
2011	396,864
2012	307,521
Thereafter	14,237
Total	$1,817,858

During the three months ended September 30, 2008, the Company was not able to make its scheduled payments on its facility lease. Accordingly, as of September 30, 2008, it is in default of the terms of the lease, and the landlord has used the Company’s security deposit of $44,093 to apply against the outstanding lease payable. The Company is actively working with the landlord to renegotiate the lease, and to find qualified subtenants to take over portions of the facility.

Executive Employment Contracts

As more fully disclosed in the Company’s 2007 annual report on Form 10KSB filed with the Securities and Exchange Commission, the Company has entered into employment agreements with certain of its executive and management employees. Effective as of July 1, 2008, the Company suspended these agreements. Each of the agreements will be re-evaluated upon the successful completion of the Company’s fund raising efforts.

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE 6 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 62,809,845 and 59,854,225 shares of its common stock at September 30, 2008 and December 31, 2007, respectively.

During the nine month period ended September 30, 2008, the Company issued common shares as follows:

•

67,146 shares of common stock were issued on the exercise of common stock purchase warrants at a price of $3.00 per share for total proceeds of $201,438.

•

333,862 shares of common stock were issued on the exercise of common stock purchase warrants at a price of $0.30 per share for total proceeds of $100,159.

•

1,025,247 shares of common stock were issued in exchange for services with an estimated fair value of $472,601.

•

1,529,365 units were issued at a price of $0.25 per unit for total proceeds of $382,341.  Each unit consists of one common share of CGN and one warrant to acquire an additional common share of CGN at a price of $0.75 per share, exercisable for a period ending 18 months from the date of issuance of the Units.

The estimated fair value of the warrants issued in connection with the financing of $114,702 has been recorded as a separate component of stockholders’ equity and was determined on a relative fair value basis using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 1.50 years, risk-free interest rate of 1.60%, dividend yield of 0% and expected volatility of 135%.

During the nine month period ended September 30, 2008, the Company repriced a total of 4,592,079 warrants previously issued at an exercise price of $3.00 per warrant, to a new exercise price of $0.30 per warrant.  The company recorded a charge to additional paid in capital of $367,366 representing the estimated fair value of the warrant repricing.  Also during the period, a shareholder of the Company rescinded a portion of their prior investment totalling $100,158.60 in gross proceeds to the Company and applied the proceeds to exercise a total of 333,862 of the repriced warrants. The remainder of the repriced warrants expired unexercised.

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

The Company’s common stock purchase warrant activity for the nine month period ended September 30, 2008 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2006	-	$-	-
Warrants issued	4,659,225	3.00
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2007	4,659,225	3.00	0.75 years
Warrants issued	1,529,365	0.75
Warrants exercised	(401,008)	0.75
Warrants expired	(4,258,217)	0.30
Balance, September 30, 2008	1,529,365	$0.75	0.33 years

NOTE 7 – COMMON STOCK OPTIONS

During the nine month period ended September 30, 2008, the Company granted a total of 1,427,000 stock options to certain employees, officers, directors and consultants of the Company to acquire shares of the Company’s common stock at prices ranging from $0.32 per share to $0.52 per share for periods ranging from 5 to 10 years.  The fair value of the stock options granted during the period was estimated to be $393,380 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 5.35 years; risk-free interest rate of 3.08%; dividend yield of 0%; and expected volatility of 112%.  Certain of these options are subject to vesting conditions and, as of September 30, 2008, the Company had recorded stock based compensation of $176,286 in connection with the vesting of these options, leaving $217,094 to be expensed on future vesting.

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

The Company’s stock option activity for the nine month period ended September 30, 2008 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2006	-	$-	-
Options granted	2,000,000	1.50
Options exercised	-	-
Options cancelled and expired	-	-
Balance, December 31, 2007	2,000,000	1.50	7.31 years
Options granted	1,427,000	0.34
Options exercised	-	-
Options cancelled and expired	-	-
Balance, September 30, 2008	3,427,000	$1.02	0.10 years

NOTE 8 – RELATED PARTY TRANSACTIONS

Two officers, Gary Reys and Dr, Ronald Berninger, who are also members of the Company’s board of directors served as employees of the Company on various business, strategic, and technical issues. The Company paid and expensed a total of $516,250 for these services in 2007 and $254,375 during the nine month period ended September 30, 2008. In addition to the fees, reimbursable expenses were also paid under these contracts. The total amount paid for these expenses was $113,517 in 2007 and $30,080 during the nine month period ended September 30, 2008. At period end December 31, 2007, the Company also carried a payable to Sheryl Reys, wife of Gary Reys, in the amount of $852 and during the six month period ended September 30, 2008, $20,401 was paid as reimbursable expenses to Sheryl Reys for supplies and furniture purchased for the new facility.

Shareholder Advances

During the year ended December 31, 2007, a shareholder of the Company paid various outstanding payables on behalf of the Company. As of December 31, 2007 and September 30, 2008, the Company owed this shareholder $107,949.

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE 9 – LEGAL DISPUTES

During the nine month period ended September 30, 2008, three shareholder lawsuits were filed against the Company in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178.  Gary Reys and Ronald Berninger were named as individual defendants in all three lawsuits, and John Fluke was named as an individual defendant in the Tolerico lawsuit. An amended complaint, consolidating the 3 lawsuits has been filed, and John Fluke is no longer named as a defendant. The amended consolidated complaint alleges, inter alia, that the Company, and its officers and directors filed misleading statements with the Securities and Exchange Commission regarding the Company’s products, and that the Company posted misleading information regarding an officer on its website.  The lawsuits claim that investors purchased the Company’s stock based on the alleged misleading statements and seek monetary relief. The lawsuit has not been certified for class action status as of the date of this report. The Company is disputing the basis for the lawsuit and intends to vigorously defend against it.  While the Company does not believe the lawsuit has merit, an adverse outcome could have a material adverse effect on the Company’s financial position and results.

The Company is also currently engaged in a dispute with a former employee, who resigned in 2007.  The employee is asserting claims for monetary damages based upon a constructive discharge theory and other claims.  The employee has been ordered to arbitrate her claims pursuant to the terms of a contract between the employee and CellCyte. The Company does not believe that the employee's claims have merit, nor does it believe that an adverse outcome will have a material adverse effect on the company’s financial position.   The employee is on notice regarding that which CellCyte deems proprietary information.  At this time, the Company does not believe that its intellectual property is imminently threatened.   Should the Company determine that the employee is trying to operate a new endeavour with intellectual property that belongs to CellCyte, it will take appropriate action.

Although management currently believes that resolving claims against the Company, individually or in aggregate, may not have a material adverse impact on its financial position, its results of operations, or its cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

In January 2008, the Securities and Exchange Commission (“SEC”) notified the Company that it was commencing an informal non-public inquiry regarding certain matters related to the Company’s filings. The SEC requested that the Company voluntarily produce documents relating to its investigation. On May 12, 2008, the Company learned that the informal inquiry commenced by the SEC had become a formal investigation. The Company believes that the focus of the formal investigation is substantially the same as the informal inquiry and intends to

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

continue to fully cooperate with the SEC regarding this matter. The Company is committed to resolving the issues raised in connection with the investigation.

NOTE 10 – SUBSEQUENT EVENTS

Stock Option Expiration

Subsequent to the reporting period ended September 30, 2008, substantially all of the Company’s employee stock options expired unexercised.

Item 2.

Management’s Discussion and Analysis

As used in this Quarterly Report: (i) the terms the “Company”, “our company”, “we”, “us” and “our” refer to CellCyte Genetics Corporation, a Nevada corporation, and its subsidiaries, unless the context requires otherwise; (ii) references to “CellCyte” mean CellCyte Genetics Corporation, a Washington corporation; and (iii) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended September 30, 2008 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the nine months ended September 30, 2008 included in this Quarterly Report, and (ii) our Annual Report on Form 10-KSB for the year ended December 31, 2007, including our annual audited financial statements set forth therein.

Overview

On March 30, 2007, we completed the acquisition of all of the issued and outstanding shares of CellCyte pursuant to a Share Exchange Agreement among CellCyte, the shareholders of CellCyte and the Company, dated March 14, 2007. For more information regarding the terms of the acquisition and related private placement of our common stock, see our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on April 14, 2008.

As a consequence of our Company’s acquisition of CellCyte, our business has been focused on the discovery and development of stem cell enabling therapeutic products.  See our Annual Report on Form 10-KSB for the year ended December 31, 2007 for more information. The Company received new data from the Veteran’s Administration (“VA”) regarding its stem cell enabling therapeutic products. Unless the Company receives additional data from the VA that confirms the VA’s claims regarding the technology licensed from the VA by the Company, the Company believes that it will be necessary to determine if stem cells injected into animals along with CCG-TH30 or CCG-TH35 will localize in a target organ. The Company intends to continue internal research and external collaborations to investigate stem cell targeting. The Company must receive additional funding in order to conduct such internal testing and external collaborations.

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

Plan of Operations

Our plan of operations for the next 12 months is to:

(a)

conduct pre-clinical lab research at our biotechnology research and development facility in Bothell, WA.;

 (b)

complete the design and sourcing of components to begin small scale manufacturing of our cell expansion device technology for use in collaborative research with academic and institutional research organization.

(c)

initiate collaborative research studies for the expansion of cord blood stem cells, maintenance of islet cells and production of other cell lines and proteins.

(d)

renegotiate master space lease with our landlord and identify qualified subtenants to take over a portion of our facilities.

We anticipate that we will incur an aggregate of $2,500,000 in expenses for the next 12 months as follows:

(a)

$590,000 for facility and equipment related expenses;

(b)

$515,000 for pre-clinical work, quality assurance, manufacturing of biologic material, academic collaborations and further research collaborations;

(c)

$375,000 for design and device manufacturing;

(d)

$350,000 for legal expenses related to intellectual property prosecution and accounting expenses related to quarterly reviews and annual audits;

(e)

$550,000 for salaries and consulting; and

(f)

$120,000 for general and administrative, travel, conferences and public relations.

During the next 12 months we anticipate that we will generate minimal non-recoverable engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology.  We had cash of $5,734 and a working capital deficit of $897,402 at September 30, 2008.  We presently do not have sufficient cash to fund our operations, and have curtailed substantially all activities.  Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses for the next 12 months and pursue our plan of operations.

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

We anticipate retaining the services of independent contractors, and expect to pay such independent contractors by way of the issuance of stock compensation, in lieu of cash.

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

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.

The following table sets out our consolidated loss for the periods indicated:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
Consulting	692,989	432,827
General and administrative	850,262	430,309
Professional fees	1,057,852	200,963
Research, development and laboratory	606,864	304,476
Salaries and benefits	655,381	563,675
Stock based compensation	176,286	1,780,000
Other Income (Expense)	(629,483)	(8,527)
Net Loss	(4,669,117)	(3,720,777)

Revenues

We have had no operating revenues since our inception on January 14, 2005 to September 30, 2008.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

Consulting Fees

In the nine months ended September 30, 2008, consulting fees increased to $692,989, compared to $432,827 for the same period of 2007, primarily due to the increased use of contract research organizations and independent consultants for research and testing of the acquired intellectual property.

General and Administrative Expenses

Our general and administrative expenses in the nine months ended September 30, 2008 increased to $850,262 from $430,309 for the same period of 2007, primarily as a result of increased operations during the first six months of 2008 due to the acquisition of additional intellectual property, rent of additional research facilities and overhead costs associated with our growing organization.

Professional Fees

In the nine months ended September 30, 2008, we incurred professional fees of $1,057,852, compared to $200,963 for the same period of 2007, primarily related to the increase in costs relating to completing our year-end audit and litigation matters.

Research, Development and Laboratory Expenses

In the nine months ended September 30, 2008, we incurred research, development and laboratory expenses of $606,864, compared to $304,476 for the same period of 2007, due to the change in our plan of operations and commencement of research and development of our products.

Salaries and Benefits

In the nine months ended September 30, 2008, we paid salaries and benefits of $655,381 to our directors, officers and employees, compared to $563,675 for the same period of 2007, due to the increased hiring of research staff.

Stock-Based Compensation

In the nine months ended September 30, 2008, we incurred stock-based compensation expenses of $176,286 in connection with the compensation of our officers and employees.  In the nine months ended September 30, 2007, we incurred stock-based compensation expenses of $1,780,000 related to the issuance of options to acquire up to 2,000,000 of our shares of common stock, in connection with the acquisition of CellCyte.

Other Income (Expense)

Net other expense for the nine months ended September 30, 2008 was $629,483, compared to $8,527 for the same period of 2007. This increase is primarily related to the write down of intellectual property during 2008 in the amount of $568,913, and a loss on disposal of fixed assets in 2008 of $66,100.

Net Loss

As a result of the above, our net loss for the nine months ended September 30, 2008 was $4,669,117, compared to $3,720,777 for the same period of 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had cash in the amount of $5,734 and a working capital deficit of $897,402.  Our planned expenditures over the next 12 months are expected to amount to approximately $2,500,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities.  We anticipate that we will require additional financing in order to pursue our plan of operations for the next 12 months.  There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.  If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

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

Cash Used in Operating Activities

Cash used in operating activities in the nine months ended September 30, 2008 was $2,613,706, compared to $2,435,744 for the same period of 2007.  Operating activities used cash primarily relating to the commencement of our new plan of operations subsequent to the acquisition of CellCyte.  We anticipate that cash used in operating activities will decrease over the balance of 2008 as we curtail operations and respond to certain lawsuits.  We have funded our operations primarily from the issuance of our common stock, and expect to continue efforts to raise additional capital through the sale of stock.

Cash Used In Investing Activities

In the nine months ended September 30, 2008, investing activities used cash of $355,954, compared to $442,763 for the same period of 2007 primarily to fund the acquisition of intellectual property and the purchase of furniture and lab and office equipment for our facility.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock.  In the nine months ended September 30, 2008, we raised proceeds of $683,938, compared to $6,075,700 for the same period of 2007, from the sale of our common stock.

Going Concern

As shown in the accompanying financial statements, we have incurred significant losses since inception and have not generated any revenues to date.  The future of our Company is dependent upon our ability to obtain sufficient financing and upon achieving future profitable operations.  These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern.  The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to our existing shareholders.  There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our business plan.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to shareholders.

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

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  The provisions of SFAS No. 109 also require the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that the realization of such benefits is more likely than not.  To the extent that it is more likely than not that such benefits will not be received, the Company records a valuation allowance against the related deferred tax asset.

Intangible Assets

The Company’s intangible assets primarily consist of patents and intellectual property, which are carried at the purchase price and/or the legal cost to obtain them less accumulated amortization.  Patents and licenses are being amortized over their estimated useful lives, which range from seven to seventeen years. Annually these assets are reviewed for recoverability to determine if the carrying amount on the balance sheet is appropriate.

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

Stock-Based Compensation

The Company accounts for its stock option plan under the recognition and measurement principles of the revised statement to Statement of Financial Accounting Standards No. 123 (R), Share-Based Payments (“SFAS No. 123 (R)”). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R). The Company has recorded $1,956,286 in stock-based compensation expense through September 30, 2008 in connection with the acquisition of CGW and other stock options granted as described further in Note 6 of the financial statements included herein.

Recent Accounting Pronouncements

On March 19, 2008, the Financial Accounting Standards Board (FASB) announced the issuance of Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities. SFAS No. 161 is focused on requiring enhanced disclosure on 1) how and why an entity uses derivative instruments and hedging activities; 2) how derivative instruments and related hedging activities are accounted for under SFAS No. 133; and 3) how derivative instruments and related hedging activities affect an entity’s cash flows, financial position and performance.

To accomplish the three objectives listed above, SFAS No. 161 requires: 1) qualitative disclosures regarding the objectives and strategies for using derivative instruments and engaging in hedging activities in the context of an entity’s overall risk exposure; 2) quantitative disclosures in tabular format of the fair values of derivative instruments and their gains and losses; and 3) disclosures about credit-risk related contingent features in derivative instruments.

SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

There were certain changes in our internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) during the quarter ended September 30, 2008 that may  materially affect, or is reasonably likely to materially affect, our internal control over financial reporting. These changes included the resignation of the Company’s Principal Accounting Officer and the appointment of a new Principal Accounting Officer, the suspension of most of the Company’s operations, and the appointment of the Audit Committee Chairman, previously an independent director, as the Interim Principal Executive Officer.

__________

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

In January 2008, three shareholder lawsuits were filed against us in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178.  Gary Reys and Ronald Berninger were named as individual defendants in all three lawsuits, and John Fluke was named as an individual defendant in the Tolerico lawsuit. An amended complaint, consolidating the 3 lawsuits has been filed, and John Fluke is no longer named as a defendant. The amended consolidated complaint alleges, inter alia, that the Company, and its officers and directors filed misleading statements with the Securities and Exchange Commission regarding the Company’s products, and that the Company posted misleading information regarding an officer on its website.  The lawsuits claim that investors purchased our stock based on the alleged misleading statements and seek monetary relief. The lawsuit has not been certified for class action status as of the date of this report. We are disputing the basis for the lawsuit and intend to vigorously defend against it.  While we do not believe the lawsuit has merit, an adverse outcome could have a material adverse effect on our financial position and results.

We are also currently engaged in a dispute with a former employee, who resigned in 2007.  The employee is asserting claims for monetary damages based upon a constructive discharge theory and other claims.  The employee has been ordered to arbitrate her claims pursuant to the terms of a contract between the employee and CellCyte.   We do not believe that the employee's claims have merit, nor do we believe that an adverse outcome will have a material adverse effect on our financial position.   The employee is on notice regarding that which CellCyte deems proprietary information.  At this time, we do not believe that CellCyte's intellectual property is imminently threatened.   Should we determine that the employee is trying to operate a new endeavour with intellectual property that belongs to CellCyte, we will take appropriate action.

Although management currently believes that resolving claims against us, individually or in aggregate, may not have a material adverse impact on our financial position, our results of operations, or our cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

In January 2008, the Securities and Exchange Commission (“SEC”) notified us that it was commencing an informal non-public inquiry regarding certain matters related to our filings. The SEC requested that we voluntarily produce documents relating to its investigation. On May 12, 2008, we learned that the informal inquiry commenced by the SEC had become a formal investigation. We believe that the focus of the formal investigation is substantially the same as the informal inquiry and intend to continue to fully cooperate with the SEC regarding this matter. We are committed to resolving the issues raised in connection with the investigation.

Item 1A.

Risk Factors

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities

During the period ended September 30, 2008, the Company issued securities as follows:

•

67,146 shares of common stock were issued on the exercise of common stock purchase warrants at a price of $3.00 per share for total proceeds of $201,438.

•

333,862 shares of common stock were issued on the exercise of common stock purchase warrants at a price of $0.30 per share for total proceeds of $100,159.

•

1,025,247 shares of common stock were issued in exchange for services with an estimated fair value of $472,601.

•

1,529,365 units were issued at a price of $0.25 per unit for total proceeds of $382,341.  Each unit consists of one common share of CGN and one warrant to acquire an additional common share of CGN at a price of $0.75 per share, exercisable for a period ending 18 months from the date of issuance of the Units.

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

10.3	Employment Agreement between the Company and Gary A. Reys. Incorporated by reference to our Current Report on Form 8-K filed June 5, 2007.
10.4	Employment Agreement between the Company and Dr. Ronald W. Berninger. Incorporated by reference to our Current Report on Form 8-K filed June 5, 2007.
10.5	Consulting Agreement between the Company and Jack Wynn & Co., Inc. Incorporated by reference to our Registration Statement on Form SB-2 filed June 29, 2007.
10.6	CEO Award Agreement between the Company and Gary A. Reys. Incorporated by reference to our Current Report on Form 8-K filed June 5, 2007.
10.7	Sublease Agreement between the Company and Icogenex Corporation. Incorporated by reference to our Registration Statement on Form SB-2 filed June 29, 2007.
10.8	Lease Agreement between the Company and Teachers Insurance and Annuity Association of America, Inc. Incorporated by reference to our Registration Statement on Form SB-2 filed June 29, 2007.
10.9	2007 Stock Option/Restricted Stock Plan. Incorporated by reference to our Registration Statement on Form SB-2 filed June 29, 2007.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Accounting Officer.
32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Principal Accounting Officer.

__________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLCYTE GENETICS CORPORATION
Dated: December 22, 2008. Per:	/s/ “John M. Fluke, Jr.” John M. Fluke, Jr. Interim Principal Executive Officer

__________