Form 10-K
period 2008-12-31
CELLCYTE GENETICS CORP
filed 2009-05-18
CIK 1325279

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number:  000-52238

CELLCYTE GENETICS CORPORATION

(Name of registrant in its charter)

Nevada	86-1127046
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1725 220th Street SE, Suite 103, Bothell, Washington	98021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (425) 483-6101

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.       Yes       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer

Accelerated Filer

Non-Accelerated Filer

Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the last day of the registrant’s most recently completed fiscal quarter was $4,121,250 based upon the closing price of such common stock on the OTC Bulletin Board of $0.0655.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  62,919,845 shares of common stock as of May 15, 2009.

__________

CELLCYTE GENETICS CORPORATION

Form 10-K

__________

PART I

2

ITEM 1.

BUSINESS

2

ITEM 1A.        RISK FACTORS

9

ITEM 2.

PROPERTY

14

ITEM 3.

LEGAL PROCEEDINGS

14

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

15

PART II

15

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

15

ITEM 6.

SELECTED FINANCIAL DATA

17

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

17

ITEM 8.

FINANCIAL STATEMENTS

24

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

24

ITEM 9A.

CONTROLS AND PROCEDURES

24

ITEM 9B.

OTHER INFORMATION

27

PART III

28

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

28

ITEM 11.

EXECUTIVE COMPENSATION

32

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

34

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

35

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

35

PART IV

36

ITEM 15.

EXHIBITS

36

SIGNATURES

37

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2008 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

REFERENCES

As used in this Annual Report: (i) the terms “Company”, “our company”, “we”, “us” and “our” refer to CellCyte Genetics Corporation, a Nevada corporation, and its subsidiary, unless the context requires otherwise; (ii) references to “CellCyte” mean CellCyte Genetics Corporation, a Washington corporation; and (iii) all dollar amounts refer to United States dollars unless otherwise indicated.

__________

PART I

ITEM 1.

BUSINESS

Overview

General

We were incorporated under the laws of the State of Nevada on March 9, 2004 under the name “Shepard Inc.”  On February 16, 2007, Shepard Inc. was merged with a wholly-owned subsidiary, CellCyte Genetics Corporation, a Washington Corporation, in contemplation of the acquisition of all of the issued and outstanding shares of CellCyte and the name of our company was changed to CellCyte Genetics Corporation.

In 2008, we substantially changed our business plan and we became involved in several different lawsuits and a securities investigation.

The CellCyte Acquisition

On March 30, 2007, we completed the acquisition of all of the issued and outstanding shares (the “Purchased Shares”) of CellCyte pursuant to a Share Exchange Agreement among CellCyte, the stockholders of CellCyte (the “Vendors”) and our company dated March 14, 2007 (the “Share Exchange Agreement”).

In accordance with the terms and conditions of the Share Exchange Agreement, the total purchase price for the Purchased Shares consisted of an aggregate of 16,000,000 shares of our common stock at a deemed price of $1.50 per share.  In addition, upon completion of the CellCyte acquisition: (i) Robert Harris, a former director of our company, transferred an aggregate of 18,750,000 restricted shares of our common stock held by him to the Vendors at a deemed price of $0.001 per share; and (ii) certain other stockholders transferred an aggregate of 2,500,000 shares of our common stock to the Vendors at a price of $0.001 per share.

In contemplation of the CellCyte acquisition, in January 2007 we had, on our behalf and on behalf of certain investors (each a “Lender”), loaned to CellCyte the aggregate principal sum of $1,000,000 (the “Loan”).  Interest on the Loan accrued at a rate of 5% per annum, compounded semi-annually, and the Loan was to mature 120 calendar days from the date of the advancement of the principal sum.  The principal sum and interest on the Loan was secured by all of the assets of CellCyte.  Under the terms of the Share Exchange Agreement, each of the Lenders had the right, exercisable until the close of business on the date of maturity of the Loan, to convert all amounts owing under the Loan to such Lender into units of our company (each a “Loan Unit”), at a deemed conversion price of $1.50 per Loan Unit, with each Loan Unit being comprised of one share of our common stock and one non-transferable share purchase warrant (each a “Loan Warrant”) exercisable until July 11, 2008 at a price of $3.00 per share.

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

In accordance with the terms of the Share Exchange Agreement, at closing, we raised, by way of a private placement of units (the “Private Placement”), a total of $5,971,751 at a subscription price of $1.50 per unit (each a “Private Placement Unit”), with each Private Placement Unit being comprised of one share of our common stock and one non-transferable share purchase warrant with each warrant being exercisable for one additional share of our common stock on the same terms and conditions as the Loan Warrants.  An aggregate of $4,971,751 from the Private Placement was advanced by our company to CellCyte at closing, and at closing each of the Lenders, our company and CellCyte agreed that the original Loan of $1,000,000 would be converted for Loan Units in the manner set forth above.

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

Our Business

Overview

As a result of the acquisition of CellCyte, we became a biotechnology company involved in research and development of stem cell enabling therapeutic products and medical devices for ‘cell production’.

Through June 30, 2008, our company was primarily focused on the development of stem cell targeting technology licensed from the US Department of Veteran Affairs (the “VA”) as well as additional development of our patented bioreactor.

Based on data and representations from the VA, we had published that, in preliminary studies conducted by government scientists, administration of CCG-TH30, the highest known affinity ligand for liver was reported by the investigator to result in up to 77% of intravenously injected CD34+ cells targeting the heart of normal Nonobese Diabetes / Severe Combined Immunodeficiency (NOD/SCID) mice. Similarly, a second product candidate, CCG-TH35, was reported by the VA to enhance delivery of mesenchymal stem cells to the heart of normal NOD/SCID mice.

In July 2008, we received new data material from the VA. We have thoroughly reviewed this data and determined that the data was incomplete and that images of certain mice were not included. Furthermore, we have concluded from our review that the new data does not demonstrate that the stem cells injected after CCG-TH30 or CCG-TH35 were, in fact, localized in the desired target organ, e.g., the heart, as represented by the VA and the inventor, a VA employee. As a result, unless we receive additional data from the VA that confirms the VA's claims regarding the technology that we licensed from the VA, we believe that it will be necessary to perform additional research to determine if stem cells injected into animals along with CCG-TH30 or CCG-TH35 will localize in a target organ. We are considering whether to continue internal research and external collaborations to investigate stem cell targeting. We will need to raise additional funding in order to conduct such internal testing and external collaborations.

As it relates to other aspects of our current business plan, this data has no scientific impact on our bioreactor device business segment. Due to events which occurred or became known in 2008, we intend to focus our efforts over the next twelve months within the device segment.

Our Device Division

Cell Expansion and Maintenance

We have purchased a cell expansion technology that was intended as a complementary addition to our therapeutic portfolio.  The technology has two patents issued (Cell Production Bioreactor, US Patent Number 5,622,857 and Incubation device, US Patent Number 5,882,918) and is in the development and prototype testing stage, with the device slated for research and drug development applications in 2009. The key of this technology is superior oxygenation of cells, achieved by the separation of oxygen and nutrient-supply into dedicated bundles of fibers. Stem cells, islet cells and other cells are significantly influenced by oxygen. This technology has demonstrated superior oxygenation by allowing cells to expand and completely fill the bioreactor with viable cells.  A three-dimensional bioreactor chamber with a volume of 17 ml, for example, has been shown to grow over 10 billion hybridoma cells. In contrast, more traditional methods of cell expansion using roller bottles or spinner flasks produce significantly fewer viable cells, while using more raw materials. In addition, the cells can grow in a three-dimensional network, thereby emulating some of the characteristics of cell growth in solid organs.  Prior to our acquisition of this technology, our bioreactor had already proven successful in growing, expanding and extending the life of 14 different cell lines, including embryonic stem cells.

One possible application of our technology is in the expansion of umbilical cord blood-derived stem cells. There are current therapies that could be augmented by having access to more positive matched stem cells.  The number of stem cells that can be collected from one individual’s cord blood can only be used to treat a child or a small adult by a single administration even though the therapy might require repeated injections.  Once a person reaches a certain weight, there are not enough stem cells from a single individual’s cord blood for a therapeutic intervention. As an example, leukemia patients would fall in this category where cord blood transplants could positively impact developing treatments by having more viable cells available.  Of even greater impact, our technology may be able to treat multiple patients from a single cord blood collection.  If we are able to expand matching stem cells from a single donor, we may have a major breakthrough for multiple therapeutic interventions from a single source.

Another potential application of our technology is in the treatment of multiple myeloma.  Widespread use of stem cell treatments for multiple myeloma patients has not been possible to date, because the stem cells required for these interventions must be immunologically identical or at least similar enough to avoid adverse complications.  Therapy with autologous cells is often times not an option because the patient’s bone marrow contains tumor cells, and beneficial stem cells from a donor (allogeneic stem cells) are not available in significant numbers.  We believe our technology may provide sufficient quantities of patient-matched stem cells to be generated for therapeutic interventions.

As stated previously, our cell expansion device is believed to emulate the three-dimensional growth of cells in human solid organs, and for that reason we have discussed its use as an artificial pancreas for islet cells to reside in and produce insulin with physicians in diabetes research institutions. We are currently in discussions with the Pacific Northwest Diabetes Research Institute in Seattle to use our cell expansion device in a proof-of-concept study to both expand the numbers and extend the life of islet cells for use in diabetic patients.  Either of these applications would be a significant therapeutic advancement to treat diabetes, one of the world’s most pervasive, debilitating and growing diseases.

Lastly, an additional application for our technology is seen in the expansion of stem cells and other cells for minorities, as stem cell banks for these populations are very limited or do not currently exist.

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

The current second generation system is thought to be significantly more robust, with the potential of supporting our stem cell organ targeting and delivery technologies.  Additional revenue applications could be in traditional stem cell bone marrow transplants, where purified stem cells are required for autologous transplants in order to assure cancer free blood regeneration.  A high degree of purification of stem cells from bone marrow can also eliminate the presence of T cells, which reduces GVHD immune response, a serious complication in bone marrow transplant. This purification platform may have applications in cancer, genetic blood disorders, and autoimmune disease.

Our Business Model

Our business model focuses on the development of our bioreactor technology in collaboration with research organizations to develop a wide range of applications and uses to support external research and to become an integral part of the process of bringing research to market, and then in the ultimate production of end-use therapies and products.  We intend to position our technology as a more efficient and cost effective means of expanding a wide range of cell types which has the ability to accelerate research into a broad range of therapies.

We believe this model offers the shortest pathway to begin generating revenues.  We believe our technologies and the following strategies will make this possible:

Focus on Synergistic Technologies

We plan on only developing and commercializing breakthrough discoveries with large market demand that have undergone research with positive outcomes.  Our current product platform was chosen because it may offer a wide range of possible commercial and therapeutic applications, either individually or in combination with our other product candidates or those of other companies.  We believe this approach may afford us the opportunity to quickly advance our research and broaden our intellectual property portfolio while mitigating risks and costs of early stage clinical development.

In that regard, the CTLs required for our Adenocarcinoma tumors detection therapeutic technology will be grown and produced using our cell expansion technology.  We may also move research forward for expansion of islet cells and investigate their use in an implantable device.  We believe these complementary technologies further advance and leverage our plan for early revenues in addition to those that may also be obtained via collaborative or development agreements with other companies.

Collaboration

We intend to continue to seek collaborations with biotechnology, pharmaceutical and research organizations that would enhance the development and speed to market of our product candidates.  We are seeking potential product candidates from other companies that may not yet have shown to be viable therapeutics, but which may do so in combination with one or more of our technologies.

Patents, Proprietary Rights and Licenses

We believe that protection and defense of our intellectual property is critical to our business.  We vigorously seek out additional intellectual property that we consider useful in connection with our products, and have an aggressive program of protecting our intellectual property.  Our know-how may also provide a significant competitive advantage, and we may continue to develop and protect our proprietary know-how.  We may also from time to time seek to acquire licenses to important externally developed technologies.

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

Our policy is to require our employees, consultants and significant scientific collaborators and sponsored researchers to execute confidentiality agreements upon the commencement of an employment or consulting relationship.  These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances.  In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual in the course of rendering services to us shall be our exclusive property.

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

Research and Development

During the years ended December 31, 2008 and 2007, we have incurred research and development costs of $622,111 and $674,598, respectively. At December 31, 2007, the Company had $70,002 of capitalized patents and $454,534 of capitalized patents pending. Through December 31, 2008 the Company incurred an additional $73,594 of capitalized patents pending.

Our research and development has consisted primarily of pre-clinical research work by our employees and consultants, development of our cell expansion and maintenance technology through collaboration with research organizations, and the licensing of patents and expenses relating to pursuing and prosecuting a range of patent claims related to stem cell delivery and purification.  Over the next twelve months we intend to focus our efforts in expanding our proof-of-concept collaborations around the cell expansion and maintenance technology and allowing us to bring these products to market and generate revenues for our company.

We regularly evaluate the recoverability of our intangible assets and effective July 1, 2008, we recorded an impairment of $568,913 on our licenses and patents pending related to the VA intellectual property. Our initial research and testing of the VA technology did not yield the anticipated results nor support the VA’s claims regarding the technology and will require further testing to prove otherwise. We have determined that recovery of these costs through future net cash flows was uncertain and that it was appropriate for financial statement purposes to record an impairment loss on our licenses and patents pending.

Our corporate offices and research facility is located in a 26,000 square foot facility in Bothell, Washington.

Once we have completed products ready for commercialization, we will evaluate our various sales and marketing alternatives, including the licensing of our technology to other companies, manufacturing and direct sales or entering into marketing collaborations.

Competition

It is expected that our cell expansion and maintenance products will have to compete with a variety of existing products and procedures.  In addition, new products and methods for cell expansion are continuously being developed and/or refined.

There are a wide range of methods currently being used in cell growth and expansion. These methods include the standard two-dimensional culture plate or vessel, roller bottles and T flasks. There are also a wide range of more refined methods that include spinners, culture bags, plates suspended in culture, and closed system bioreactors. Traditionally, the culture plate, culture bags, spinner flasks and T flasks have been used for cell expansion because of their low cost, ease of use, and visible nature.  The challenge to these current methods though, is their low aeration, frequent need for cleaning and sterilization, and large footprint.

We believe that our primary competition will come from other companies that have developed or are in the process of developing and marketing closed system bioreactors. Our technology uses our patented dual fiber method which allows the inner fiber set to carry nutrients and the outer fiber set to supply oxygen. Other methods include single fiber bioreactors (FiberCell Systems, Inc. and McGowan Institute of Regenerative Medicine), permeable membrane style bioreactors (Synthecon, Inc.), perfusion bioreactors (AmProtein Corporation) and wave bioreactors (GE Healthcare). Each of these differing technologies is looking at ways to create rapid, yet viable, cellular expansion.  We believe that our patented technology has the opportunity to be one of the standards in this fledgling market because of its distinctive blend of attributes.

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

FDA Manufacturing Requirements

Among the conditions for product licensure is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to the FDA’s current good manufacturing practice (cGMP) requirements.  Even after product licensure approval, the manufacturer must comply with cGMP on a continuing basis, and what constitutes cGMP may change as the state of the art of manufacturing changes.  Domestic manufacturing facilities are subject to regular FDA inspections for cGMP compliance, which are normally held at least every two years.  Foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with the FDA.  Domestic manufacturing facilities may also be subject to inspection by foreign authorities.

Other Regulations

In addition to safety regulations enforced by the FDA, we are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act and other present and potential future foreign, Federal, state and local regulations.

Employees

We currently have no full time employees and are relying on contractors and unpaid management to continue development of the company’s bio-reactor technology and to seek financing to enable the continuation of operations.

Where You Can Find More Information

You may read and copy all or any portion of this Annual Report or any other information that we file at the SEC’s public reference room at One Station Place, 100 F Street, NE, Washington, DC 20549.  You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC.  Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.  Our SEC filings, including this Annual Report, are also available to you on the SEC’s website at www.sec.gov.

ITEM 1A.        RISK FACTORS

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

Our financial situation is precarious and, based on currently estimated operating expenses, our existing capital resources may not be sufficient to fund our operations beyond the next three months.

We have incurred significant operating losses and negative cash flows from operations since inception.  We have not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts and for general and administrative expenses and other working capital requirements.  We have relied on proceeds from equity offerings to fund our operations.  If we exhaust our cash reserves and are unable to realize adequate financing, we may be unable to meet operating obligations and be required to initiate bankruptcy proceedings.  Our existing capital resources may not be sufficient to fund our operations beyond the next three months.

We are not currently able to raise significant amounts of cash from either equity or debt financings due to the legal issues pertaining to our company. Our consultants and contractors have agreed to continue work for the company in exchange for the issuance of unrestricted common stock.

If and when we are able to settle our outstanding legal issues, we intend to pursue opportunities to obtain additional financing through equity and debt financings, corporate alliances, grants and collaborative research arrangements.  The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs.  Funding may not be available when needed, at all, or on terms acceptable to us.  Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

Our independent registered public accounting firm’s report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, Williams and Webster, state in their audit report attached to our audited consolidated financial statements for the years ended December 31, 2008 and 2007 that, since we have sustained operating losses since inception, have limited cash resources, have not generated any revenues and are currently defending ourselves in several legal and securities matters which could severely impact our ability to raise additional capital to fund operations, these factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

We may need but fail to obtain partners to support our development efforts and to commercialize our technology.

We are relying on collaboration arrangements with outside research organizations to help us to develop our cell expansion and maintenance technology. We are providing our incubators and bioreactors along with our oversight to certain research organizations to assist with further development. There is no certainty that these organizations will continue these collaborations or that the results of these arrangements will prove successful. If any of our collaborators terminates their relationship with us or we fail to perform our obligations in a timely manner, the development or commercialization of our technology and potential products may be adversely affected.

If we are not able to continue these collaborations, or to enter into new arrangements, we will be required to slow down or discontinue our development efforts due to a lack of resources.

We have a history of operating losses, and we may fail to obtain revenues or become profitable.

We expect to continue to incur substantial operating losses in the future in order to conduct our research and development activities, and, if those activities are successful, to fund production and other expenses.  These expenses include the cost of acquiring technology, product testing, acquiring regulatory approvals, establishing production, marketing, sales and distribution programs and administrative expenses.  We have not earned any revenues from sales of any product.  We expect that any revenues we may earn in the foreseeable future will be derived from the sale of consumable bioreactors, cooperative agreements, research grants, investments and interest on invested capital.  We currently have no bioreactor product sales, cooperative agreements, we have no current research grants for our stem cell technology, and we may not obtain any such agreements or additional grants in the future or receive any revenues from product sales.

If we are unable to protect our patents and proprietary rights, our business, financial condition and results of operations will be harmed.

We own or license a number of patents and pending patent applications related to our cell expansion and maintenance technology, various stem cells and methods of deriving and using them, including human neural stem cell cultures.  Patent protection for products such as those we propose to develop is highly uncertain and involves complex and continually evolving factual and legal questions.

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

A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have received patents relating to cell therapy, stem cells and other technologies potentially relevant to or necessary for our expected products.  We cannot predict which, if any, of the applications will issue as patents, and there may be existing patents of which we are currently unaware which the commercialization of our product candidates would infringe.  If third party patents or patent applications contain valid claims that our technology infringes upon their technology, we may be prevented from commercializing that technology unless the third party is willing to grant a license to us.  We may be unable to obtain licenses to the relevant patents at a reasonable cost, if at all, and may also be unable to develop or obtain alternative non-infringing technology.  If we are unable to obtain such licenses or develop non-infringing technology at a reasonable cost, our business could be significantly harmed.  Also, any infringement lawsuits commenced against us may result in significant costs, divert our management’s attention and result in an award against us for substantial damages.

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

It is expected that our products will have to compete with a variety of similar products and procedures.  Several larger and or better funded companies currently offer a number of cell expansion products and methods that are competitive to ours.    We believe that our products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system.  We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies.  Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies.  Many of these competitors have significant products approved or in development that could be competitive with our products.

If we develop products that receive regulatory approval, we would then have to compete for market acceptance and market share.  For certain of our products, an important success factor will be the timing of market introduction of competitive products.  This is a function of the relative speed with which we and our competitors can develop products, complete the testing and approval processes, and supply commercial quantities of a product to market.

We are dependent on the services of key consultants and contractors.

We are highly dependent on former members of our management and scientific staff that have agreed to continue working as contractors until the company is able to obtain additional funding.  Although we will enter into contractor agreements with some of these individuals and will pay them through the issuance of unrestricted common stock, they may terminate their agreements at any time.  In addition, our operations are dependent upon our ability to attract and retain additional qualified scientific and management personnel.  We may not be able to attract and retain the personnel we need on acceptable terms given the competition for experienced personnel among pharmaceutical, biotechnology and health care companies, universities and research institutions, and our current financial condition.

Our activities involve hazardous materials; improper handling of these materials by our employees, contractors or agents could expose us to significant legal and financial penalties.

Our research and development activities involve the controlled use of hazardous chemicals and potentially hazardous biological materials such as human and animal tissue.  Their use subjects us to environmental and safety laws and regulations such as those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials.  Compliance with current or future laws and regulations may be expensive and the cost of compliance could adversely affect us.

Although we believe that our safety procedures for using, handling, storing and disposing of hazardous and potentially hazardous materials comply with the standards prescribed by Washington and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated.  In the event of such an accident or of any violation of these or future laws and regulations, state or federal authorities could curtail our use of these materials; we could be liable for any civil damages that result, the cost of which could be substantial; and we could be subjected to substantial fines or penalties.  In addition, any failure by us to control the use, disposal, removal or storage, or to adequately restrict the discharge, or to assist in the cleanup of hazardous chemicals or hazardous, infectious or toxic substances could subject us to significant liability.  Any such liability could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations.  Moreover, an accident could damage our research and manufacturing facilities and operations and result in serious adverse effects on our business.

We are currently subject to legal proceedings.

In January 2008, three stockholder lawsuits were filed against us in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178.  An amended complaint consolidating the 3 lawsuits has been filed and the amended consolidated complaint alleges, inter alia, that we and our officers and directors filed misleading statements with the Securities and Exchange Commission regarding our products, and that we posted misleading information regarding an officer on our website.  The lawsuits claim that investors purchased our stock based on the alleged misleading statements and seek monetary relief. The lawsuit has not been certified for class action status as of the date of this report. We are disputing the basis for the lawsuit and intend to vigorously defend against it.  While we do not believe the lawsuit has merit, an adverse outcome could have a material adverse effect on our financial position and results of operations.

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

In May 2009, we reached a tentative agreement with the staff of the SEC whereby we will enter into a consent decree neither admitting nor denying any wrongdoing.  Finalization of the consent decree is contingent upon formal SEC approval. We expect the consent decree to be approved by the SEC during our third fiscal quarter of 2009, at which time we will be able to announce the settlement terms. We are committed to resolving the issues raised in connection with the investigation.

There can be no assurance that we will be successful in defending against any of these proceedings or that all of our costs will be covered under our insurance policies. In addition, it is possible that the SEC will not formally approve the tentative agreement, and that we will be required to litigate with the Commission.

We are currently in default of our office lease.

We have not been able to make any of our lease payments since August 2008 and are in default of the terms of our lease. We are in active discussions with our landlord to settle the outstanding balance and to renegotiate the lease moving forward. There is no guarantee that we will be able to agree to terms that are reasonable for each party, and it is likely that we will be required to vacate our premises. There is no certainty that we will be able to relocate to new space without substantial disruption which may have a material adverse effect on our operations. In addition, we have incurred substantial costs in building out our facility and equipping it with furniture, office and lab equipment. Although we have recorded an impairment loss related to our tenant improvements, if we are required to vacate our premises, we may not be able to recover the value of our remaining property and equipment costs.

We are dependent upon third-party suppliers for raw materials needed for the manufacture of our products. If any of these third parties fail or are unable to perform in a timely manner, our ability to manufacture and deliver will be compromised.

In order to produce our bioreactors, we require certain raw of materials used in our manufacturing process. These items must be manufactured and supplied to us in sufficient quantities and in compliance with Good Manufacturing Practices, or GMP. To meet these requirements, we will need to enter into supply agreements with firms that manufacture these components to GMP standards. Our requirements for these items are expected to increase if and when we transition to the manufacture of commercial quantities of our products.

We have limited liquidity and capital resources and may not obtain the significant capital resources we will need to sustain our research and development efforts.

We have limited liquidity and capital resources and must obtain substantial additional capital to support our research and development programs, for acquisition of technology and intellectual property rights and, to the extent we decide to undertake these activities ourselves, establishment of production capabilities, maintaining and enforcing our intellectually property portfolio, establishment of marketing and sales capabilities and distribution channels, and general administrative expenses.  If we do not obtain the necessary capital resources, we may have to delay, reduce or eliminate some or all of our research and development programs or license our technology or any potential products to third parties rather than commercialize them ourselves.  We intend to pursue our needed capital resources through equity and debt financings, corporate alliances, grants and collaborative research arrangements.  We may fail to obtain the necessary capital resources from any such sources when needed or on terms acceptable to us.  Our ability to complete successfully any such arrangements will depend upon market conditions and, more specifically, on continued progress in our research and development efforts.

Our stock price will likely be highly volatile, which may negatively affect our ability to obtain additional financing in the future.

The market price of our stock is likely to be highly volatile due to the risks and uncertainties described in this risk factors section, as well as other factors, including:

*

pending lawsuits;

*

our ability to develop and test our technology;

*

our ability to patent or obtain licenses to necessary technology;

*

competition in our industry;

*

price and volume fluctuations in the stock market at large that are unrelated to our operating performance; and

*

comments by securities analysts, or our failure to meet market expectations.

As a result of this volatility, an investment in our stock is subject to substantial risk.  Furthermore, the volatility of our stock price could negatively impact our ability to raise capital in the future.

ITEM 2.

PROPERTY

We are located at 1725 220th Street SE, Suite 103, Bothell, WA 98021 in approximately 26,000 square feet of space. We entered into a 60 month lease for the facility in Bothell, Washington, commencing on February 1, 2008, that we use for general office, and research and development activities.  We are currently in default of the terms of our lease for not making our monthly payments and are working with our landlord to resolve this issue.  See “Management’s Discussion and Analysis – Material Commitments” for more information.

ITEM 3.

LEGAL PROCEEDINGS

In January 2008, three stockholder lawsuits were filed against us in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178.  An amended complaint consolidating the 3 lawsuits has been filed and the amended consolidated complaint alleges, inter alia, that we and our officers and directors filed misleading statements with the Securities and Exchange Commission regarding our products, and that we posted misleading information regarding an officer on our website.  The lawsuits claim that investors purchased our stock based on the alleged misleading statements and seek monetary relief. The lawsuit has not been certified for class action status as of the date of this report. We are disputing the basis for the lawsuit and intend to vigorously defend against it.  While we do not believe the lawsuit has merit, an adverse outcome could have a material adverse effect on our financial position and results of operations.

We are also currently engaged in a dispute with a former employee, who resigned in 2007.  The employee is asserting claims for monetary damages based upon a constructive discharge theory and other claims.  The employee has been ordered to arbitrate her claims pursuant to the terms of a contract between the employee and CellCyte.   We do not believe that the employee's claims have merit, nor do we believe that an adverse outcome will have a material adverse effect on our financial position.   The employee is on notice regarding that which CellCyte deems proprietary information.  At this time, we do not believe that CellCyte's intellectual property is imminently threatened.   Should we determine that the employee is trying to operate a new endeavor with intellectual property that belongs to CellCyte, we will take appropriate action.

Although management currently believes that resolving claims against us, individually or in aggregate, may not have a material adverse impact on our financial position, our results of operations, or our cash flows due to the likelihood that our legal fees will be covered under our liability insurance policy, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

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

In May 2009, we reached a tentative agreement with the staff of the SEC whereby we will enter into a consent decree neither admitting nor denying any wrongdoing.  Finalization of the consent decree is contingent upon formal SEC approval. We expect the consent decree to be approved by the SEC during our third fiscal quarter of 2009, at which time we will be able to announce the settlement terms. We are committed to resolving the issues raised in connection with the investigation.

While we believe that we have positive defenses against each of these legal issues, there can be no assurance that we will be successful in defending against any of these proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Market for our Common Stock

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol “CCYG”.  The following table sets forth the high and low trading prices of our shares of common stock on the OTCBB for the periods indicated.  The source of the information is the OTCBB.  The market quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2007	$Nil	$Nil
June 30, 2007	10.01	5.00
September 30, 2007	6.00	3.25
December 31, 2007	7.50	5.55
March 31, 2008	7.20	0.20
June 30, 2008	0.99	0.32
September 30, 2008	0.49	0.20
December 31, 2008	0.30	0.10

On May 14, 2009, the closing sales price of our shares of common stock on the OTCBB was $0.07 per share.

Holders of Our Common Stock

As of the date of this report, we have 144 stockholders of record.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that restrict us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)

we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends.  We do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plans

The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders(1)	3,189,365	$1.08	3,790,000
Equity Compensation Plans Not Approved by Security Holders	Nil	Nil	Nil

(1)

On March 30, 2007, we granted options to acquire up to 2,000,000 shares of our common stock at an exercise price of $1.50 per share exercisable for periods of five to ten years pursuant to the 2007 Stock Option / Restricted Stock Plan. In March 2008, we granted options to our employees to acquire up to 715,000 shares of our common stock at an exercise price of $0.33 per share and an exercise period of ten years. In June 2008, we granted options to certain consultants to acquire up to 712,000 shares of our common stock with exercise prices of $0.32 to $0.52 per share and an exercise period of five years. Due to the suspension of our operations and the termination of all of our employees on July 1, 2008, 1,767,000 of these options expired unexercised in October 2008.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our plan of operations, results of operations and financial condition should be read in conjunction with our audited financial statements for the years ended December 31, 2008 and 2007 and the section of this Annual Report entitled “Description of Business”.

On March 30, 2007, we acquired all of the issued and outstanding shares of CellCyte and we are now a biotechnology company focused on research and development See “Description of Business – The CellCyte Acquisition”.

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

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Description of Business - Risk Factors”.

Plan of Operations

Our plan of operations for the next 12 months is to:

(a)

conduct pre-clinical lab research at our biotechnology research and development facility in Bothell, WA.

(b)

complete the design and sourcing of components to begin small scale manufacturing of our cell expansion device technology for use in collaborative research with academic and institutional research organizations.

 (c)

initiate collaborative research studies for the expansion of cord blood stem cells, maintenance of islet cells and production of other cell lines and proteins.

(d)

renegotiate the master space lease with our landlord and identify subtenants to take over a portion of our facilities.

We anticipate that we will incur an aggregate of $1,500,000 in expenses for the next 12 months as follows:

(a)

$621,000 for facility and equipment related expenses;

(b)

$215,000 for pre-clinical work, quality assurance, manufacturing of biologic material, academic collaborations and further research collaborations;

(c)

$128,000 for design and device manufacturing;

(d)

$1600,000 for legal expenses related to intellectual property prosecution and accounting expenses related to quarterly reviews and annual audits;

(e)

$255,000 for salaries and consulting; and

(f)

$121,000 for general and administrative purposes, travel, conferences and public relations.

During the next 12 months we anticipate that we will generate minimal non-recoverable engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology.  We had cash and cash equivalents of $6,304 and a working capital deficit of $(1,008,573) at December 31, 2008.  We presently do not have sufficient cash to fund our operations and we require additional financing to continue operations and enable us to pay our planned expenses for the next 12 months.  There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.

Subsequent to the 12 month period following the date of this Annual Report, we will be required to obtain additional financing in order to continue to pursue our business plan.  We believe that conventional debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of convertible debt and equity financing from the sale of our common stock.

We anticipate retaining the services of independent contractors, and expect to pay such independent contractors by way of the issuance of stock compensation, in lieu of cash.

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the issuance of convertible debt or the sale of our common stock to fund our business plan going forward.  In the absence of such financing, our business plan will fail.  Even if we are successful in obtaining financing to fund our business plan, there is no assurance that we will obtain the funding necessary to pursue our plan over the long-term.

Results of Operations

The following table sets forth selected financial information relating to our company for the periods indicated:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenues	$Nil	$Nil
Operating Expenses
Consulting	(746,273)	(499,021)
General and administrative	(1,111,245)	(573,703)
Professional fees	(952,524)	(196,903)

Research, development and laboratory	(622,111)	(674,508)
Salaries and benefits	(655,907)	(801,617)
Stock-based compensation	(176,286)	(1,780,000)
Net loss	(5,306,159)	(4,521,196)

We have been funding our operations primarily by way of private placements of shares of common stock.  We will require additional capital to meet our immediate and long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

We have had no operating revenues since our inception on January 14, 2005, to December 31, 2008.  We anticipate that we will not generate any significant revenues for so long as we are a development stage company.

Consulting Expenses

We had consulting expenses of $746,273 in the year ended December 31, 2008, compared to $499,021 in the year ended December 31, 2007, relating to the growth in our operations in the first six months of 2008 where we entered into several collaborative agreements.

General and Administrative Expenses

Our general and administrative expenses in the year ended December 31, 2008 increased to $1,111,245 from $573,703 in 2007, primarily as a result of increased operations during the first six months of 2008 and the increased rent for our new research facility.

Professional Fees

In the year ended December 31, 2008, we incurred professional fees of $952,524, compared to $196,903 in 2007, primarily related to the increase in legal and accounting costs due to the increase in our operations and defense of various legal matters.

Research, Development and Laboratory Expenses

In the year ended December 31, 2008, we had research, development and laboratory expenses of $622,111, compared to $674,508 in 2007, relating to the change in our plan of operations. Our research and development costs in 2008 were all incurred in the first six months of the year prior to curtailment of activities in July 2008.

Salaries and Benefits

In the year ended December 31, 2008, we paid $655,907 in salaries and benefits, compared to $801,617 in 2007, primarily related to the curtailment of operations in July 2008.

Stock-Based Compensation

In the year ended December 31, 2008, we incurred stock-based compensation expenses of $176,286, compared to $1,780,000 in 2007, directly related to the issuance of options to acquire up to 2,000,000 of our shares of common stock, in connection with the acquisition of CellCyte in 2007.

Net Loss

As a result of the above, our net loss for the year ended December 31, 2008 was $5,306,159, compared to $4,521,196 in 2007.

Liquidity and Capital Resources

As of December 31, 2008, we had cash in the amount of $6,304 and a working capital deficit of $(1,008,573).  Our planned expenditures over the next twelve months are expected to amount to approximately $1,500,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities. We will require additional financing in order to pursue our plan of operations for the next twelve months.  There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.  If we are unable to obtain additional financing, we may have to reduce or abandon our business activities and plan of operations.

We believe that general debt financing will not be an alternative for funding, as we do not have tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of convertible loans and/or equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations going forward.  In the absence of such financing, our business plan will fail.  Even if we are successful in obtaining equity financing, there is no assurance that we will obtain the funding necessary to pursue our business plan.  If we do not continue to obtain additional financing going forward, we will be forced to abandon our plan of operations.

Cash Used in Operating Activities

Cash used in operating activities in the year ended December 31, 2008, was $2,663,630, compared to $2,749,108 in the year ended December 31, 2007. Nearly all of the cash used for operating activities in 2008 was incurred in the first six months and was related to the commencement of our new plan of operations.  Cash used for operating activities in the last six months of 2008 was primarily limited to legal fees and accounting services.

Cash Used In Investing Activities

In the year ended December 31, 2008, investing activities used cash of $321,861, compared to $1,322,886 in the year ended December 31, 2007, relating primarily to the majority of the acquisition of intellectual property and the purchase of furniture and lab and office equipment being made in 2007.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock.  In the year ended December 31, 2008, financing activities provided cash of $700,338, compared to $6,075,701 in the year ended December 31, 2007, primarily from the sale of our common stock.

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

Future Financings

We anticipate continuing to rely on sales of our common shares to fund our business operations.  Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our business plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Material Commitments

We have entered into a 60-month lease for our office and research facility in Bothell, Washington, commencing on February 1, 2008.  Our total commitment for lease costs for the remaining term of our lease is $1,495,035. Rent expense relating to our operating leases was $515,789 for the year ended December 31, 2008.

As of December 31, 2008 we are in default of our lease agreement due to the nonpayment of lease fees since August 2008, and owe our landlord $273,505 for past rent, operating costs, penalties and interest. We are in discussions with our landlord to work out a solution to this default. It is uncertain what the outcome of these discussions will be. However, due to the curtailment of our activities and the default situation under our facility lease, we have determined that recovery of our tenant improvement costs through future net cash flows was uncertain and that it was appropriate for financial statement purposes to record an impairment loss of $383,535 on our tenant improvements.

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

Income Taxes

We follow the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  The provisions of SFAS No. 109 also require the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that the realization of such benefits is more likely than not.  To the extent that it is more likely than not those benefits will not be received, we have recorded a valuation allowance against the related deferred tax asset.

Intangible Assets

Our intangible assets primarily consist of patents and intellectual property, which are carried at the purchase price and/or the legal cost to obtain them less accumulated amortization. Patents and licenses are being amortized over their estimated useful lives, which range from seven to seventeen years. Annually these assets are reviewed for recoverability to determine if the carrying amount on the balance sheet is appropriate.

Research and Development Costs

Research and development costs are expensed as incurred.  The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets.  Capitalized costs are amortized using the straight-line method over the estimated economic life of the related asset.  We periodically review our capitalized intangible assets to assess recoverability based on the projected undiscounted cash flows from operations, and impairments are recognized in operating results when a permanent diminution in value occurs.

Stock-Based Compensation

We account for our stock option plan under the recognition and measurement principles of the revised Statement of Financial Accounting Standards No. 123, “Share-Based Payments” (“SFAS No. 123 (R)”).  Accordingly, we have recognized compensation cost using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R).  We had $176,286 in stock-based compensation expense for the year ended December 31, 2008 and $1,780,000 in stock-based compensation expense for the year ended December 31, 2007.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” ("SFAS 157"). In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” ("FSP 157-2"), which delayed the effective  date of SFAS 157 for  certain  nonfinancial  assets and  liabilities, including  fair value  measurements  under SFAS No. 141 and SFAS 142, to fiscal years  beginning  after  November 15, 2008. Therefore, we have adopted the provisions of SFAS 157 with respect our financial assets and liabilities only.  SFAS 157  defines  fair  value, establishes  a  framework  for  measuring  fair  value  in  generally   accepted accounting  principles,  and expands  disclosures about fair value measurements. Fair  value is  defined  under  SFAS 157 as the  exchange  price  that  would be received  for an asset or paid to  transfer a  liability  (an exit price) in the principal or most  advantageous  market for the asset or liability in an orderly transaction  between market  participants  on the  measurement  date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

     o    Level 1 - Quoted  prices in active  markets  for  identical  assets or liabilities.

     o    Level 2 -  Inputs  other  than  Level 1 that  are  observable,  either directly or  indirectly,  such as quoted prices for similar  assets or liabilities;  quoted  prices in markets that are not active;  or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

     o    Level 3 -  Unobservable  inputs  that are  supported  by  little or no market  activity  and that are  significant  to the fair  value of the assets or liabilities.

As of December 31, 2008, we did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have an impact on our consolidated financial statements. On January 1, 2009, we will implement the previously deferred provisions of SFAS 157 for nonfinancial assets and liabilities recorded at fair value, as required. We do not believe that the remaining provisions will have a material effect on our consolidated financial statements when they become effective.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115” ("SFAS 159").  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity’s first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. Management has not determined the effect that adopting this Statement would have on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this Statement would have on our financial position or results of operations.

On March 19, 2008, the Financial Accounting Standards Board (FASB) announced the issuance of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities. SFAS No. 161 is focused on requiring enhanced disclosure on 1) how and why an entity uses derivative instruments and hedging activities; 2) how derivative instruments and related hedging activities are accounted for under SFAS No. 133; and 3) how derivative instruments and related hedging activities affect an entity’s cash flows, financial position and performance.

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

SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Management has not determined the effect that adopting this Statement would have on our financial position or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not expect the adoption of SFAS No. 162 to have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 8.

FINANCIAL STATEMENTS

We have filed as part of this Annual Report our audited financial statements as of and for the years ended December 31, 2008 and 2007, and the related notes to these financial statements. These financial statements are set forth in this Annual Report beginning on page F-1 below, and are incorporated by reference in this Item 8.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We engaged Williams & Webster, P.S., Certified Public Accountants, as our principal independent registered public accounting firm effective April 27, 2007. Concurrent with this appointment, Morgan & Company, Chartered Accountants, resigned as our principal independent registered public accounting firm effective April 27, 2007. The decision to change our principal independent registered public accounting firm was approved by our board of directors.

There were no disagreements with our accountants on accounting and financial disclosure during the two previous fiscal years.

Williams & Webster, P.S. have not been consulted on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our company's financial statements.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by CellCyte Genetic Corporation’s management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of CellCyte Genetic Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2008, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include ineffective oversight of financial reporting, lack of appropriate accounting policies, journal entry documentation procedures and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that CellCyte Genetics Corporation’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, CellCyte Genetics Corporation believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, CellCyte Genetics Corporation’s financial condition as of December 31, 2008 and 2007, and results of its operations and cash flows for the years ended December 31, 2008 and 2007, in conformity with United States generally accepted accounting principles (GAAP).

Management’s Report on Internal Control Over Financial Reporting

Management of our CellCyte Genetic Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  CellCyte Genetic Corporation’s internal control over financial reporting is a process, under the supervision of the Principal Executive Officer and the Principal Accounting Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external purposes in accordance with United States generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the company’s assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

CellCyte Genetic Corporation’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of CellCyte Genetics Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below.

Ineffective Oversight of Financial Reporting.  CellCyte Genetics Corporation has not provided an appropriate level of oversight of the financial reporting process and has not appropriately monitored the Company’s system of internal control.  The Company’s monitoring of management’s assessment of internal control over financial reporting did not result in appropriate actions taken by management to remedy the deficiencies in the process to assess internal control over financial reporting. The Company no longer has an independent audit committee overseeing the financial reporting process.

Lack of Appropriate Accounting Policies, Procedures, and Personnel.  Management of CellCyte Genetics Corporation has not established with appropriate rigor the accounting policies, procedures, and documentation of significant judgments and estimates made by management in the preparation of the financial statements, including accounting policies related to accounting for asset impairments. In addition, management has not appropriately assessed the risk to reliable financial reporting related to the effects of unfilled key financial reporting position(s).  This led to the identification by the auditors of material misstatements in the financial statements that were not identified by management related to the impairment of assets.

Journal Entry Documentation and Procedures.  Journal entries are the principal means by which CellCyte Genetics Corporation’s books and records are compiled for financial reporting purposes, and management has not established a formal policy for the processing of journal entries, including required supporting documentation, review, and approval.  Testing of the documentation, review, and approval of journal entries made in the accounting records of the Company confirmed that the Company has not maintained records that, in reasonable detail, accurately and fairly reflect the transactions of the Company.  Documentation to support journal entries made was missing, inadequate, and lacked any evidence of approval.

As a result of the material weaknesses in internal control over financial reporting described above, CellCyte Genetics Corporation’s management has concluded that, as of December 31, 2008, the CellCyte Genetics Corporation’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged the Company’s independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were certain changes in our internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) during the year ended December 31, 2008 that may  materially affect, or is reasonably likely to materially affect, our internal control over financial reporting. These changes included the resignation of the Company’s Principal Accounting Officer and the appointment of a new Principal Accounting Officer, the suspension of a significant portion of the Company’s operations, and the appointment of the Audit Committee Chairman, previously an independent director, as the Interim Principal Executive Officer.

ITEM 9B.

OTHER INFORMATION

Not applicable.

__________

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the end of the fiscal year covered by this Annual Report are as follows:

Name and Municipality of Residence	Age	Current Office with CellCyte Genetics Corporation	Director or Officer Since
Gary A. Reys Freeland, Washington, U.S.A.	64	Chairman, President, Chief Executive Officer, and a director	March 30, 2007
Dr. Ronald W. Berninger, Ph.D. Mukilteo, Washington, U.S.A.	63	Secretary, Executive Vice President, Chief Scientific Officer and a director	March 30, 2007
Randy A. Lieber Issaquah, Washington, USA	52	Principal Accounting Officer and a director	November 24, 2008
John M. Fluke, Jr. Bellevue, Washington, U.S.A.	66	Interim Principal Executive Officer and a Director	June 1, 2007

The following is a description of the business background of the directors and executive officers of our company:

Gary A. Reys – Chairman, President, Chief Executive Officer and a director

Mr. Reys brings over 30 years of experience with both international Fortune 100 and 500 publicly traded companies and emerging-growth companies in the pharmaceutical, biotechnology and medical device sectors. He held executive positions with Pfizer and with Rhone Poulenc Rorer (now Aventis), North America. Mr. Reys was one of the pioneers in the generic pharmaceutical industry as part of a five member founding executive team of Schein Pharmaceutical, which Bayer AG acquired a 28% ownership and the company went on to complete a successful IPO. Mr. Reys served in various capacities for Goldline Laboratories, positioning the company for the acquisition by IVAX, an international pharmaceutical holding company (now Teva Pharmaceutical), retiring from IVAX as Vice President of Business Development in 1993. Mr. Reys served as Executive Vice President and Chief Financial Officer of IBV Technologies, a division of the McKesson Corporation from May 1994 to December 1997. Mr. Reys served as Chief Executive Officer and President of Genespan, a cell expansion and DNA biotechnology company from January 1998 to February 2000. Mr. Reys served as Chief Executive Officer, President and Chief Financial Officer for Clear Medical from February 2000 to March 2001, where he positioned the company as the first FDA approved high-level disinfectant re-processor of medical devices. Mr. Reys co-founded and served as the President and Chief Executive Officer of Cennapharm, a biopharmaceutical company from April 2001 to May 2003. In June 2003, Mr. Reys co-founded the ideas and concepts which were incorporated into CellCyte Genetic in January, 2005. Mr. Reys attended the University of Washington with focus on Finance and Accounting. He also served as a member of the University of Washington's Graduate School, M.B.A. Mentor Advisory Board.

Dr. Ronald W. Berninger, Ph.D. – Secretary, Executive Vice-President, Chief Scientific Officer and a director

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

John M. Fluke, Jr. – Interim Principal Executive Officer and a director

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

Randy A. Lieber – Principal Accounting Officer and a director

Mr. Lieber is a senior financial professional with more than 28 years of experience working with both public and private companies. He is the managing partner of Abacube Accounting Services, which provides a full range of accounting and tax services to small and medium sized businesses.

Mr. Lieber started his professional career at Coopers & Lybrand/PricewaterhouseCoopers (PwC) where he spent 14 years working with a wide range of companies including Software, semi-conductor, bio-technology and Internet companies. While at PwC, he was involved in more than 10 initial and follow-on public offerings, financial reporting to the Securities and Exchange Commission (SEC), and provided buy-side consulting and due diligence on mergers and acquisitions.

Subsequent to his tenure at PwC, Mr. Lieber was the Director of Finance at a $500 Million international public company, Chief Financial Officer of an internet startup company, and more recently, as the Chief Financial Officer of Ascentium Corporation, a technology and marketing consulting firm. He joined Ascentium shortly after it was founded in 2001 and was instrumental in helping it to grow to annual revenues of $75 Million with offices in seven cities, including London. He was responsible for all finance, accounting, human resources, and facilities.

Mr. Lieber has BS degree in accounting from Central Washington University and became a CPA in Alaska in 1987 and in California in 1996. He is on the Board of Directors of Rosetta Solutions and the Greater Seattle USBC Youth Bowling Association. He is also on the board of advisors for ITM solutions.

 Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws.  Our officers are appointed by our Board of Directors and hold office until removed by the board.

Significant Employees

As of the date of this Annual Report, we had no paid employees. The management team has agreed to remain involved with no guarantee of payment for these services. In addition, certain members of our scientific and operations staff have agreed to remain on as contractors. These members will be compensated through the issuance of the company’s unrestricted common stock.

Family Relationships

None of the directors, officers or the significant employee of our company are related to one another.

Conflicts of Interest

We do not have any procedures in place to address conflicts of interest that may arise between our business and our directors’ other business activities.  We are not aware of any existing conflicts between us and our directors’ other business activities.

Audit Committee

The sole member of our current Audit Committee is Mr. Fluke.

Our Board of Directors has determined that Mr. Fluke qualifies as a “financial expert”. None of our executive officers are “independent” according to the standards for independence prescribed by the American Stock Exchange.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past five years, including:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based upon these forms, our officers, directors and ten percent stockholders were in compliance during the fiscal year ended December 31, 2008.

Code of Ethics

We have not as yet adopted a Code of Ethics.  We plan to adopt a Code of Ethics applicable to our directors, officers and employees in 2009.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned more than $100,000 in 2008 (the “Named Executive Officers”). Both principal officers have been replaced with interim officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Gary A. Reys, Chief Executive Officer	2008 2007	160,417 337,500(1)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	160,417 337,500
Dr. Ronald W. Berninger, Ph.D., Secretary	2008 2007	96,795 178,750(1)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	96,795 178,750

(1)

Presented as a combination of consulting fees and salary paid for FY 2007.

Stock Options

John M. Fluke, Jr. became our Interim Principal Executive Officer during 2008. Mr. Fluke was granted an option in March 2007 for 150,000 shares of our stock with an exercise price of $1.50 per share. We have not issued options to acquire shares of our common stock to any other of our executive officers.

Stock Option Plans

In connection with the CellCyte acquisition, on March 30, 2007, our Board of Directors adopted a 2007 Stock Option/Restricted Stock Plan (the “Plan”).  The following summary of the Plan is not complete and is qualified in its entirety by reference to the Plan, a copy of which has been filed with the SEC.

The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success of our company’s business.  The number of shares available for issuance under the Plan is 5,450,000 shares.  If an award under the Plan should expire or become unexercisable for any reason and without having been exercised in full, or surrendered pursuant to an option exchange program, then the shares that were subject to such expiry or unexercised award shall again become available for future grant under the Plan.  The Plan is administered by our company’s Board of Directors or a committee appointed by the Board.  The Plan administrator has the authority, in its discretion, to determine all matters relating to awards granted under the Plan, including the selection of individuals to be granted awards, the type of award to be granted, the number of shares to be covered by each award and all terms, conditions, restrictions and limitations of an award granted under the Plan.  The term of the Plan is ten years from the date of its adoption by the Board.

On April 2, 2009, our Board of Directors approved the 2009 Stock Incentive Plan for Employees and Consultants (“the 2009 Plan”), the purpose of which is to provide our employees and consultants with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of our company, and to facilitate attracting and retaining exceptional employees and consultants.

Under the 2009 Plan, we have initially reserved and registered 30,000,000 shares of our common stock to be used as compensation to employees and contractors for services rendered.

Director Compensation

We pay our directors for their services as directors in restricted stock grants.  We may issue options or shares of our common stock to directors for their services from time to time. The following table sets forth information about compensation paid to our directors in 2008:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Gary A. Reys	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Dr. Ronald W. Berninger	Nil	Nil	Nil	Nil	Nil	Nil	Nil
John M. Fluke, Jr.	Nil	$107,802	Nil	Nil	Nil	Nil	$107,802
Randy A. Lieber	Nil	Nil	Nil	Nil	Nil	Nil	Nil

During 2008, Mr. Fluke was paid director fees as specified by the CellCyte’s Director Fee Schedule adopted upon Mr. Fluke’s appointment to our Board of Directors in June 2007. Because of our limited cash position, such fees were paid in-kind, in restricted stock vesting in four equal tranches, starting with the date of grant and on each of the next three annual anniversaries of the grant date. Mr. Fluke was granted a total of 145,247 shares of our common stock in 2008.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Potential Payments Upon Termination or Change-in-Control

Information with respect to any payouts upon the termination of a Named Executive Officer or a change-in-control of our company is set forth below under “Employment Agreements”.

Employment Agreements

We have entered into employment agreements with Gary A. Reys, our Chairman, President and Chief Executive Officer and Dr. Ronald W. Berninger, our Secretary, Executive Vice President and Chief Scientific Officer.  We have also entered into a CEO Award Agreement with Mr. Reys.  However, the Company suspended these agreements effective July 1, 2008.  Each of the agreements will be re-

evaluated upon the successful completion of the Company’s fund raising efforts.  The agreements have been filed with our Current Report on Form 8-K filed with the SEC on June 5, 2007 and a summary of each has been included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock held by him, except as otherwise indicated. As of May 14, 2009, there are 62,919,845 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Shares(1)	Percent
Named Executive Officers and Directors(2)
Gary A. Reys Chairman, President, Chief Executive Officer and a director	18,625,000	29.6%
Dr. Ronald W. Berninger, Ph.D. Secretary, Executive Vice President, Chief Scientific Officer and a director	18,625,000	29.6%
Randy A. Lieber Principal Accounting Officer and a director	Nil	*
John M. Fluke, Jr. Interim Principal Executive Officer and a director	295,247(3)	*
Directors and Executive Officers as a Group (4 Persons)	37,545,247	59.7%
Beneficial Owners of in Excess of 5% (other than Executive Officers and Directors)
Not applicable	Nil	Nil

*

Less than one percent.

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 14, 2009. As of May 14 2009, there were 62,919,845 shares issued and outstanding.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as disclosed below, there are no transactions, since the beginning of our company’s last fiscal year, or any currently proposed transactions, in which our company was or is to be a participant where the amount involved exceeds the lesser of $120,000 or one percent of the average of our company’s total assets at year-end for the last two completed fiscal years and in which any “related person” had or will have a direct or indirect material interest.  “Related party” includes

(a)

any of our directors or officers;

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

Gary A. Reys and Dr. Ronald W. Berninger, current directors and officers, may be considered promoters of the Company.  Neither Mr. Reys nor Dr. Berninger has received anything of value from us in their capacities as promoters of our company.

Material Contracts

We have entered into employment agreements with Gary A. Reys, our Chairman, President and Chief Executive Officer, and Dr. Ronald W. Berninger, our Secretary, Executive Vice President and Chief Scientific Officer, which are described under “Executive Compensation – Employment Agreements”. Effective as July 1, 2008, the company suspended these agreements.  Each of the agreements will be re-evaluated upon the successful completion of our fund raising efforts.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

We engaged Williams & Webster, P.S., Certified Public Accountants, as our independent auditors effective April 27, 2007.  Morgan & Company, Chartered Accountants, served as our independent auditors during 2006 and up to the appointment of Williams & Webster, P.S.  The following table provides information relating to the fees we paid to our independent auditors for the periods indicated:

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007
Audit Fees	$82,063	$50,368
Audit-related Fees	$Nil	$Nil
Tax Fees	$3,829	$1,700
All other Fees	$Nil	$Nil

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

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, we may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15.

EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended. Incorporated by reference to our Registration Statement on Form SB-2 filed on May 4, 2005.
3.2	Bylaws. Incorporated by reference to our Current Report on Form 8-K filed May 14, 2004.

21.1	Subsidiaries of the Company:
	Name of Subsidiary	Jurisdiction of Incorporation	Percentage Ownership
	CellCyte Genetics Corporation	Washington	100%
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Accounting Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Accounting Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLCYTE GENETICS CORPORATION

/s/ John M. Fluke

John M. Fluke, Jr., Interim Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John M. Fluke

May 16, 2009
John M. Fluke, Jr., Director

Date

/s/ Randy Lieber

May 17, 2099
Randy Lieber, Director

Date

CELLCYTE GENETICS CORPORATION

(a Development Stage Company)

Consolidated Financial Statements

December 31, 2008

Index

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

To the Board of Directors and
Stockholders of CellCyte Genetics Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of CellCyte Genetic Corporation and subsidiary  (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from January 14, 2005 (Inception) to December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CellCyte Genetics Corporation and subsidiary as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended and for the period from January 14, 2005 (Inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has sustained operating losses since inception, has limited cash resources and has not generated any revenues. Additionally, the Company is currently defending itself in several legal and securities matters which could severely impact its ability to raise additional capital to fund operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

May 17, 2009

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,304	$2,291,457
Prepaid expenses and deposits	78,898	181,140
Total Current Assets	85,202	2,472,597

OTHER ASSETS
Furniture and Equipment, net of depreciation and impairment	537,945	1,036,456
Intellectual property, net of amortization and impairment	46,236	575,495
Total Other Assets	585,181	1,612,350

TOTAL ASSETS	$669,383	$4,084,947

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$935,283	$412,837
Accrued expenses	-	51,619
Due to related parties	134,239	107,949
Deferred rent	7,853	-
Convertible note payable to related party	16,400	-
Total Current Liabilities	1,093,775	572,405

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 525,000,000 shares authorized,
62,919,845 and 59,854,225 shares issued and outstanding, respectively	62,920	59,854
Additional paid in capital	9,926,010	7,276,553
Common stock purchase warrants	114,702	1,398,000
Deficit accumulated during development stage	(10,528,024)	(5,221,865)
Total Stockholders' Equity (Deficit)	(424,392)	3,512,542

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$669,383	$4,084,947

The accompanying notes are an integral part of consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
	Year Ended		(January 4, 2005)
	December 31,		to December 31,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Consulting	746,273	499,021	1,640,098
General and administrative	1,111,245	573,703	1,864,635
Professional fees	952,524	196,903	1,201,526
Research, development and laboratory	622,111	674,508	1,296,619
Salaries and benefits	655,907	801,617	1,457,524
Stock-based compensation	176,286	1,780,000	1,956,286
Total Operating Expenses	4,264,346	4,525,752	9,416,688

LOSS FROM OPERATIONS	(4,264,346)	(4,525,752)	(9,416,688)

OTHER INCOME (EXPENSE)
Interest income	19,890	12,622	32,512
Interest and finance charges	(47,478)	(8,066)	(129,623)
Impairment of intellectual property	(568,913)	-	(568,913)
Impairment of tenant improvements	(383,535)		(383,535)
Loss on disposal of furniture and equipment	(61,777)	-	(61,777)
Total Other Income (Expense)	(1,041,813)	4,556	(1,111,336)

LOSS BEFORE TAXES	(5,306,159)	(4,521,196)	(10,528,024)

INCOME TAXES	-	-	-

NET LOSS	$(5,306,159)	$(4,521,196)	$(10,528,024)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.09)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING FOR BASIC
AND DILUTED CALCULATION	61,928,001	55,120,154

The accompanying notes are an integral part of these consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 4, 2005)
	Year Ended December 31,		to December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,306,159)	$(4,521,196)	$(10,528,024)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	34,339	39,284	100,379
Depreciation of furniture and equipment	301,466	42,347	343,813
Stock-based compensation	176,286	1,780,000	1,956,286
Non-cash services	492,601	-	492,601
Non-cash beneficial conversion right	16,400	-	16,400
Non-cash impairment of tenant improvements	383,535		383,535
Non-cash impairment of intellectual property	568,913	-	568,913
Expenses paid by stockholder	26,290		26,290
Loss on disposal of furniture and equipment	61,777	-	61,777
Decrease (increase) in assets
Prepaid expenses and deposits	102,242	(179,940)	(78,898)
Increase (decrease) in liabilities
Accounts payable	522,446	75,712	903,222
Deferred rent	7,853	-	7,853
Accrued interest	-	8,066	82,088
Accrued expenses	(51,619)	6,619	-
Net cash used by operating activities	(2,663,630)	(2,749,108)	(5,663,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	(73,594)	(245,512)	(715,528)
Furniture and equipment acquisition, net	(248,267)	(1,078,803)	(1,327,070)
Cash acquired on reverse acquisition	-	1,429	1,429
Net cash used by investing activities	(321,861)	(1,322,886)	(2,041,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	16,400	-	951,400
Advances from related party	-	103,950	130,239
Proceeds from sale of common stock	683,938	5,971,751	6,675,889
Net cash provided by financing activities	700,338	6,075,701	7,711,238

Net increase in cash and cash equivalents	(2,285,153)	2,003,707	6,304

Cash and cash equivalents, beginning of period	2,291,457	287,750	-

Cash and cash equivalents, end of period	$6,304	$2,291,457	$6,304

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$315	$8,066	$8,381

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$315	$8,066	$8,381

NON CASH INVESTING AND FINANCING ACTIVITIES
Expenses paid by shareholders	$26,290	$-	$26,290
The accompanying notes are an integral part of these consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Common	Deficit	Total
			Additional	Stock	Accumulated During	Stockholders'
	Common Stock		Paid-in	Purchase	Development	Equity
	Shares	Amount	Capital	Warrants	Stage	(Deficit)

Initial contribution by founders	37,250,000	$200	$-	$-	$-	$200

Net loss for year ended December 31, 2005	-	-	-	-	(315,030)	(315,030)

Balance, December 31, 2005	37,250,000	200	-	-	(315,030)	(314,830)

Net loss for year ended December 31, 2006	-	-	-	-	(385,639)	(385,639)

Balance, December 31, 2006	37,250,000	200	-	-	(700,669)	(700,469)

Issued on settlement of CGW debts	678,060	678	1,016,410	-	-	1,017,088

Issued in exchange for CGW share purchase warrants	205,000	205	245,795	-	-	246,000

Recapitalization adjustment	17,740,000	54,790	(538,422)	203,000	-	(280,632)

Balance post recapitalization (Note 3)	55,873,060	55,873	723,783	203,000	(700,669)	281,987

Issued for private placement	3,981,165	3,981	4,772,770	1,195,000	-	5,971,751

Stock-based compensation	-	-	1,780,000	-	-	1,780,000

Net loss for year ended December 31, 2007	-	-	-	-	(4,521,196)	(4,521,196)

Balance, December 31, 2007	59,854,225	59,854	7,276,553	1,398,000	(5,221,865)	3,512,542

Issued on exercise of warrants	67,146	67	201,371	-	-	201,438

Reclassification on exercise of warrants	-	-	147,071	(147,071)	-	-

Issued for private placement	840,000	840	146,160	63,000	-	210,000

Issued for services	1,135,247	1,136	491,465	-	-	492,601

Issued for private placement	689,365	689	119,950	51,702	-	172,341

Issued on exercise of warrants	333,862	334	99,825	-	-	100,159

Repricing of warrants	-	-	(367,366)	367,366	-	-

Reclassification on expiration of warrants	-	-	1,618,295	(1,618,295)	-	-

Beneficial conversion right of convertible debt	-	-	16,400	-	-	16,400

Stock-based compensation	-	-	176,286	-	-	176,286

Net loss for year ended December 31, 2008	-	-	-	-	(5,306,159)	(5,306,159)

Balance, December 31, 2008	62,919,845	$62,920	$9,926,010	$114,702	$(10,528,024)	$(424,392)

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company was incorporated as Shepard Inc. March 9, 2004 in the state of Nevada and changed its name to CellCyte Genetics Corporation (“CGN”) effective February 16, 2007. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises” ("SFAS No. 7") and its efforts have been principally devoted to discovery and development of stem cell therapeutic products and the development of its cell expansion technology. To date, the Company has not generated any sales revenues, has incurred ongoing operating expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2008, the Company has accumulated losses of $10,528,024.

As more fully described in Note 3, Effective March 14, 2007, the Company completed the acquisition of CellCyte Genetics Corporation (“CGW”), a private Washington State corporation incorporated January 14, 2005. This acquisition was in essence a recapitalization of the Company and has been accounted for in accordance with the principles applicable to accounting for reverse acquisitions with CGW, the legal subsidiary, being treated as the accounting parent and CGN, the legal parent, being treated as the accounting subsidiary.  Accordingly, the consolidated results of operations and cash flows of the Company include those of CGW for all periods presented and those of CGN subsequent to the date of the reverse acquisition.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents.  The Company had cash equivalents equal to $6,304 on deposit with Bank of America at December 31, 2008.

Concentration of Risks

The Company maintains its cash and cash equivalents in commercial accounts at major financial institutions.  Balances in these accounts may at times exceed the Federal Deposit Insurance Corporation limit.

Earnings per Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”).  Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year.  Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been anti-dilutive.  As of December 31, 2008, there were outstanding warrants for 1,529,365 shares of common stock, options for 1,660,000 shares of common stock, and a convertible promissory note that is convertible into 328,000 shares of common stock.

For all periods prior to the reverse acquisition, the number of shares outstanding is deemed to be the number of shares issued and transferred to the stockholders of CGW to effect the reverse acquisition, being 37,250,000.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred losses of $10,528,024 and used $5,786,310 in cash for operating activities from its inception through December 31, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to successfully raise additional capital and to develop profitable operations. Management is devoting substantially all of its efforts in raising capital and in developing its products and services and there can be no assurance that the Company's efforts will be successful. Management’s efforts could be further limited by the effects of certain ongoing investigations and litigation. The inability to raise new capital prior to the settling of uncertainties may substantially damage any current plans of continuing operations. The planned principal operations have not commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  The provisions of SFAS No. 109 also require the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that the realization of such benefits is more likely than not.  To the extent that it is more likely than not that such benefits will not be received, the Company records a valuation allowance against the related deferred tax asset.

Long-Lived Assets and Intangibles

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company examines on a periodic basis the carrying value of its tangible and intangible assets to determine whether there are any impairment losses.  This Standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets.  Effective July 1, 2008, the Company recorded an impairment of $568,913 on its intellectual property (Note 4). In addition, on December 31, 2008 the Company recorded an impairment of $383,535 against its tenant improvements (Note 4).

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

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” ("SFAS 157"). In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” ("FSP 157-2"), which delayed the effective  date of SFAS 157 for  certain  nonfinancial  assets and  liabilities, including  fair value  measurements  under SFAS No. 141R and SFAS 142, to fiscal years  beginning  after  November 15, 2008. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157  defines  fair  value, establishes  a  framework  for  measuring  fair  value  in  generally   accepted

accounting  principles,  and expands  disclosures about fair value measurements. Fair  value is  defined  under  SFAS 157 as the  exchange  price  that  would be received  for an asset or paid to  transfer a  liability  (an exit price) in the principal or most  advantageous  market for the asset or liability in an orderly transaction  between market  participants  on the  measurement  date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The Standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•

Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 -  Inputs  other  than  Level 1 that  are  observable,  either directly or  indirectly,  such as quoted prices for similar  assets or liabilities;  quoted  prices in markets that are not active;  or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 -  Unobservable  inputs  that are  supported  by  little or no market  activity  and that are  significant  to the fair  value of the assets or liabilities.

As of December 31, 2008, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have an impact on the Company's consolidated financial statements. On January 1, 2009, the Company will implement the previously deferred provisions of SFAS 157 for nonfinancial assets and liabilities recorded at fair value, as required.  Management does not believe that the remaining provisions will have a material effect on the Company's consolidated financial statements when they become effective.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of SFAS No. 115” ("SFAS 159").  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material impact on the Company's consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity’s first annual reporting period beginning on or after December 15, 2008. Management has not determined the effect that adopting this Statement would have on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this Statement would have on the Company’s financial position or results of operations.

On March 19, 2008, the FASB announced the issuance of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and was issued in response to concerns and criticisms about the lack of adequate disclosure of derivative instruments and hedging activities. SFAS No. 161 is focused on requiring enhanced disclosure on 1) how and why an entity uses derivative instruments and hedging activities; 2) how derivative instruments and related hedging activities are accounted for under SFAS No. 133; and 3) how derivative instruments and related hedging activities affect an entity’s cash flows, financial position and performance.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

Stock-Based Compensation

The Company accounts for its stock option plan under the recognition and measurement principles of the revised statement to Statement of Financial Accounting Standards No. 123, “Share-Based Payments” (“SFAS No. 123 (R)”). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R). The Company has recorded stock-based compensation expense of $176,286 during the year ended December 31, 2008 and $1,780,000 during the year ended December 31, 2007.

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

NOTE 3 – ACQUISITION OF CELLCYTE GENETICS CORPORATION

Effective January 19, 2007, CGN entered into an Agreement in Principle to acquire 100% of the issued and outstanding shares of CGW in exchange for 16,000,000 restricted shares of CGN’s common stock, and the transfer of a further 18,750,000 shares of CGN’s restricted common stock and 2,500,000 shares of CGN’s non-restricted common stock from certain stockholders of CGN to the stockholders of CGW.

Effective March 14, 2007, the acquisition of CGW was completed by the execution of a Share Exchange Agreement (the “Agreement”), which, in addition to the share issuances and transfers described above, finalized the following terms of the acquisition: (i) the completion of a private placement of 3,981,165 units of CGN at a price of $1.50 per unit with each unit consisting of one common share of CGN and one warrant to acquire an additional common share of CGN at a price of $3.00 per share; (ii) the settlement of $935,000 of CGW’s convertible promissory notes and accrued interest of $82,088 through the issuance of 678,060 units of CGN at a price of $1.50 per unit with each unit being consistent with the private placement units above; (iii) the replacement of 2,000,000 stock options previously outstanding in CGW with 2,000,000 stock options in CGN at a price of $1.50 per share; and (iv) the issuance of 205,000 restricted shares of CGN’s common stock in exchange for 205,000 share purchase warrants previously outstanding in CGW.

As a result of the completion of this acquisition and the other related transactions, the former stockholders of CGW owned approximately 62% of the outstanding shares of common stock of CGN representing 37,250,000 of the then 59,854,224 total issued and outstanding shares of common stock of CGN.

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

In accordance with the provisions for accounting for business combinations, the fair value of the options issued by CGN to replace options previously outstanding in CGW and the shares issued by CGN to replace warrants previously outstanding in CGW are considered part of the business combination purchase price.  However, as these items are charged to CGN’s share capital and deficit, they have no impact on the net book value of the net assets of CGN.

At the date of the acquisition, the book value of the net assets of CGN were recorded as follows:

Cash	$1,429
Accounts payable	(32,061)
Due to related party	(4,000)
Net assets (liabilities)	(34,632)
Concurrent share issuance on settlement of debt (see above)	1,017,088
Adjusted CGN net assets	$982,456

The consolidated capital stock of the Company immediately following the acquisition was determined as follows:

CGW - book value of capital stock	$200
CGN – adjusted book value of net assets	982,456
Consolidated capital stock accounts post reverse acquisition	$982,656

Allocated as follows:
Common Stock – 55,873,060 common shares, $0.001 par value	$55,873
Additional paid in Capital	723,783
Common stock purchase warrants	203,000
$982,656

.

NOTE 4 – INTELLECTUAL PROPERTY AND PROPERTY AND EQUIPMENT

Intellectual Property

The Company entered into an intellectual property licensing agreement with the U.S. Department of Veterans Affairs (VA) for which it paid $115,000.  The license agreement relates to certain patents pending and contains royalty payment arrangements as well as funding guarantees.  With the completion of the 2007 financing transaction, the Company met the funding guarantee requirements included in the VA license.

At December 31, 2007, the Company had $70,002 of capitalized patents and $454,534 of capitalized patents pending. Through December 31, 2008 the Company incurred an additional $73,594 of capitalized patents pending. These amounts consist of the legal fees expended to pursue and prosecute a range of patent claims related to stem cell delivery and purification.

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

The Company amortizes patents (and licenses for the use of patents) over the remaining life of the patents, which ranges from 7 to 17 years. Intellectual property was as follows as of December 31, 2008 and 2007:

	2008	2007
Licenses	$115,000	$115,000
Patents	70,002	70,002
Patents pending	528,128	454,534
Accumulated amortization	(97,982)	(63,642)
Impairment loss	(568,913)
Licenses and patents, net	$46,235	$575,894

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line basis over the assets’ estimated useful lives, which are generally three years for computer equipment, three to five years for office equipment, five to seven years for furniture, and five years for laboratory equipment. Tenant improvements are capitalized and amortized over the shorter of the lease term or their estimated useful life. Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $227,087 and $39,284, respectively.

At December 31, 2007, the Company had capitalized a total of $1,078,803 in computer equipment, laboratory equipment and tenant improvements. During the year ended December 31, 2008 the Company acquired an additional $102,615 of computer equipment, $90,319 of laboratory equipment and $197,281 of tenant improvements. In addition, during the same period the Company disposed of laboratory and office equipment with an original cost of $236,906 for proceeds of $126,599, resulting in a loss on disposal of $61,777.

Effective December 31, 2008, the Company evaluated the recoverability of the value of its tenant improvements. Due to the curtailment of the Company’s activities and the default situation under the Company’s facility lease, the Company determined that recovery of these costs through future net cash flows was uncertain and that it was appropriate for financial statement purposes to record an impairment loss of $383,535 on its tenant improvements.

Property and equipment were as follows as of December 31, 2008 and 2007:

	2008	2007
Laboratory equipment	$379,014	$505,568
Computer and office equipment	383,198	300,616
Tenant improvements	469,900	272,620
Accumulated depreciation and amortization	(310,632)	(42,347)
Impairment loss	(383,535)
Property and equipment, net	$537,945	$1,036,456

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On April 20, 2007 the Company entered into a 60 month lease for a new facility in Bothell, Washington. The commencement date of this lease was February 1, 2008.   Rent and utilities expense relating to the operating lease was $515,789 for the year ended December 31, 2008 and $169,795 for the year ended December 31, 2007.

Lease commitment cost for the remaining term of the lease is as follows:

Year	Lease Expense
2009	$366,131
2010	366,131
2011	366,131
2012	366,131
2013	30,511
Total	$1,495,035

The Company is currently in default on its facility lease and has an outstanding lease liability, including operating costs, penalties and interest in the amount of $273,505. The Company is actively working with the landlord to renegotiate the lease, and to find qualified subtenants to take over portions of the facility. As a result of this lease situation, the Company has recorded an impairment loss of $383,535 related to the carrying value of its tenant improvements. No adjustment has been made to the carrying value of the Company’s other property and equipment related to the potential abandonment of the facility.

Legal Fees

The Company is currently involved in a stockholder lawsuit, a dispute with a former employee, and an investigation by the Securities and Exchange Commission (Note 10) and believes that its insurance coverage is sufficient to cover the cost of defense.

Executive Employment Contracts

During 2007 the Company entered into employment agreements with Gary Reys, its Chief Executive Officer, and Dr. Ronald Berninger, its Executive Vice President and Chief Scientific Officer.

Effective as of July 1, 2008, the Company suspended these agreements.  Each of the agreements will be re-evaluated upon the successful completion of the Company’s fund raising efforts. As of December 31, 2008 there were no executive employment contracts.

NOTE 7 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 62,919,845 and 59,854,225 shares of its common stock at December 31, 2008 and December 31, 2007, respectively.

During the year ended December 31, 2008, the Company issued common stock as follows:

•

67,146 shares of common stock were issued on the exercise of common stock purchase warrants at a price of $3.00 per share for total proceeds of $201,438.

•

333,862 shares of common stock were issued on the exercise of common stock purchase warrants at a price of $0.30 per share for total proceeds of $100,159.

•

1,135,247 shares of common stock were issued in exchange for services with an estimated fair value of $492,601.

•

1,529,365 units were issued at a price of $0.25 per unit for total proceeds of $382,341.  Each unit consists of one common share of CGN and one warrant to acquire an additional common share of

CGN at a price of $0.75 per share, exercisable for a period ending 18 months from the date of issuance of the Units.

Common Stock Warrants

The estimated fair value of the warrants issued in connection with the sale of the units is $114,702 and has been recorded as a separate component of stockholders’ equity and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 1.50 years, risk-free interest rate of 1.60%, dividend yield of 0% and expected volatility of 135%.

During the year ended December 31, 2008, the Company repriced a total of 4,592,079 warrants previously issued at an exercise price of $3.00 per warrant, to a new exercise price of $0.30 per warrant.  The Company recorded a charge to additional paid in capital of $367,366 representing the estimated fair value of the warrant repricing.  Also during the period, a stockholder of the Company rescinded a portion of their prior investment totaling $100,159 in gross proceeds to the Company and applied the proceeds to exercise a total of 333,862 of the repriced warrants. The remaining 4,258,217 repriced warrants expired unexercised.

The Company’s common stock purchase warrant activity for the years ended December 31, 2008 and December 31, 2007 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2006	-	$-	-
Warrants issued	4,659,225	3.00
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2007	4,659,225	3.00	0.75 years
Warrants issued	1,529,365	0.75
Warrants exercised	(401,008)	0.75
Warrants expired	(4,258,217)	0.30
Balance, December 31, 2008	1,529,365	$0.75	0.84 years

Common Stock Options

Effective March 30, 2007, the Company adopted the 2007 Stock Option/Restricted Stock Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success the Company’s business.  The number of shares available for issuance under the Plan is 5,450,000 shares.  If an award under the Plan should expire or become unexercisable for any reason and without having been exercised in full or surrendered pursuant to an option exchange program, then the shares that were subject to such expiry or unexercised award shall again become available for future grant under the Plan.  The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board.  The Plan administrator has the authority, in its discretion, to determine all matters relating to awards granted under the Plan, including the selection of individuals to be granted awards, the type of award to be granted, the number of shares to be covered by each award and all terms, conditions, restrictions and limitations of an award granted under the Plan.  The term of the Plan is ten years from the date of its adoption by the Board.

During the year ended December 31, 2008, the Company granted a total of 1,427,000 stock options to certain employees, officers, directors and consultants of the Company to acquire shares of the Company’s common stock at prices ranging from $0.32 per share to $0.52 per share for periods ranging from 5 to 10 years.  The fair value of the stock options granted during the period was estimated to be $393,380 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 5.35 years; risk-free interest rate of 3.08%; dividend yield of 0%; and expected volatility of 112%.

Certain of these options are subject to vesting conditions and, as of December 31, 2008, the Company had recorded stock-based compensation of $176,286 in connection with the vesting of these options.  As a result of the suspension of operations on July 1, 2008, all employee incentive stock options expired unexercised on October 1, 2008. In addition, significantly all non-qualified stock options that had not vested as of July 1, 2008 were canceled. As of December 31, 2008, all outstanding stock options were fully vested.

The Company’s stock option activity for the years ended December 31, 2008 and 2007 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2006	-	$-	-
Options granted	2,000,000	1.50
Options exercised	-	-
Options cancelled and expired	-	-
Balance, December 31, 2007	2,000,000	1.50	7.31 years
Options granted	1,427,000	0.34
Options exercised	-	-
Options cancelled and expired	(1,767,000)	-
Balance, December 31, 2008	1,660,000	$1.38	5.59 years

NOTE 8 – RELATED PARTY TRANSACTIONS

Two officers, Gary Reys and Dr. Ronald Berninger, who are also members of the Company’s board of directors, served as consultants and then employees to the Company on various business, strategic, and technical issues. The Company paid and expensed a total of $516,250 during the twelve month period ended December 31, 2007. In addition to the fees, reimbursable expenses were paid under this contract. The total amount paid for these expenses was $113,517 during the twelve month period ended December 31, 2007. The use of officers as consultants was considered an interim arrangement while the Company was in startup operations until June 1, 2007 when they entered into employment contracts.

During the year ended December 31, 2008, these same two officers advanced funds in the amount of $26,290 for their legal defense related to the matters discussed in Note 10. Under the Company’s Bylaws, the Company is required to provide for the legal defense of its officers and directors.

Stockholder Advances

During the year ended December 31, 2007 a stockholder of the Company paid various outstanding payables on behalf of the Company. As of December 31, 2008 the Company owed this stockholder $107,949.  These advances are unsecured, non-interest bearing with no set terms of repayment.

Stockholder Note Payable

In September and October of 2008, a stockholder of the Company advanced a total of $15,000 to help fund ongoing operations. These advances and accrued interest in the amount of $1,400 were formalized into a convertible note payable on November 18, 2008. The note bears interest at 1% per month, has no set term, and can be converted into the Company’s common stock at the rate of $.05 per share upon demand. Since the conversion price of the convertible note was below the Company’s market price at the date of the Note, the Company has estimated the value of the beneficial conversion right to be $16,400 and has recorded this as a finance charge with an off-set to additional paid-in-capital.

NOTE 9 – INCOME TAXES

During  the  year  ended  December  31,  2007,  the  Company  adopted  Financial Accounting  Standards  Board  (FASB)  Interpretation  No.  48,  "Accounting  for Uncertainty  in Income  Taxes"  ("FIN  48"),  which  supplements  Statement of Financial Accounting Standards No.  109, "Accounting  for Income  Taxes",  by defining  the  confidence  level that a tax position must meet in order to be recognized  in the financial  statements.  The Interpretation requires that the tax effects of a position be recognized only it if is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.   If  a  tax   position   is  not   considered more-likely-than-not  to be sustained based solely on its technical  merits,  no benefits   of  the  tax   position   are  to  be   recognized.   Moreover,   the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

The Company's deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.

At December 31, 2008 and 2007 the Company had gross deferred tax assets calculated at an expected rate of 34% of approximately $3,571,000 and $1,768,000, respectively, principally arising from net operating loss carry-forwards and stock compensation for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance of $3,571,000 and $1,768,000 has been established at December 31, 2008 and 2007, respectively.

The significant components of the Company’s net deferred tax asset at December 31, 2008 and 2007 are as follows:

	2008	2007
Gross deferred tax asset:
Net operating loss carry forwards	$ 3,571,000	$ 1,768,000

Gross deferred tax liabilities:
Valuation allowance	(3,571,000)	(1,768,000)

Net deferred tax asset	$ -	$ -

At December 31, 2008 and 2007 the Company has net operating tax loss carry forwards of approximately $10,503,000 and $5,201,000, respectively, which will expire in the years 2025 through 2028.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

NOTE 10 – LEGAL DISPUTES

During the year ended December 31, 2008, three stockholder lawsuits were filed against the Company and its officers in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178.  An amended complaint consolidating the 3 lawsuits has been filed, and the amended consolidated complaint alleges, inter alia, that the Company, and its officers and directors filed misleading statements with the Securities and Exchange Commission regarding the Company’s products, and that the Company posted misleading information regarding an officer on its website.  The lawsuits claim that investors purchased the Company’s stock based on the alleged misleading statements and seek monetary relief. The lawsuit has not been certified for class action status as of the date of this report. The Company is disputing the basis for the lawsuit and intends to vigorously defend against it.  While the Company does not believe the lawsuit has merit, an adverse outcome could have a material adverse effect on the Company’s financial position and results.

The Company is also currently engaged in a dispute with a former employee, who resigned in 2007.  The employee is asserting claims for monetary damages based upon a constructive discharge theory and other claims.  The employee has been ordered to arbitrate her claims pursuant to the terms of a contract between the employee and CellCyte. The Company does not believe that the employee's claims have merit, nor does it believe that an adverse outcome will have a material adverse effect on the company’s financial position.   The employee is on notice regarding that which CellCyte deems proprietary information.  At this time, the Company does not believe that its intellectual property is imminently threatened.   Should the Company determine that the employee is trying to operate a new endeavor with intellectual property that belongs to CellCyte, it will take appropriate action.

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

In April 2009, the Company reached a tentative settlement with the staff of the SEC, which is contingent upon formal SEC approval. The Company expects the settlement to be approved by the SEC during the Company’s third fiscal quarter of 2009, at which time it will be able to announce the settlement terms. However, it is possible that the SEC will not formally approve the tentative settlement, and that the Company will be required to litigate with the Commission.

NOTE 11 – SUBSEQUENT EVENTS

On April 2, 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan for Employees and Consultants (“the 2009 Plan”), the purpose of which is to provide employees and consultants with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to facilitate attracting and retaining exceptional employees and consultants.

Under the 2009 Plan, the Company has initially reserved and registered 30,000,000 shares of its common stock to be used as compensation to employees and contractors for services rendered.

For additional subsequent event narratives, see the appropriate notes.