Form 10-Q
period 2009-03-31
CELLCYTE GENETICS CORP
filed 2009-05-20
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]  No  [x]  Not Required by smaller reporting companies.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer
Non-accelerated filer  (Do not check if a smaller reporting company)

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   62,919,845 shares of common stock outstanding as of May 19, 2009.

- - 2 - -

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended March 31, 2009

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2009 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-Q:

Description	Page
Interim Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008:	3
Interim Consolidated Statements of Operations for the Three Months ended March 31, 2009 and 2008 and for the period from January 14, 2005 (Date of Inception) to March 31, 2009:	4
Interim Consolidated Statements of Cash Flows for the Three Months ended March 31, 2009 and 2008 and for the period from January 14, 2005 (Date of Inception) to March 31, 2009:	5
Condensed Notes to Interim Consolidated Financial Statements:	6

__________

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,376	$6,304
Prepaid expenses and deposits	81,172	78,898
Total Current Assets	90,548	85,202

OTHER ASSETS
Furniture and Equipment, net	487,061	537,945
Intellectual property, net	44,360	46,236
Total Other Assets	531,421	584,181

TOTAL ASSETS	$621,969	$669,383

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,149,197	$935,283
Due to related parties	134,239	134,239
Deferred rent	7,815	7,853
Convertible note payable to related party	36,400	16,400
Total Current Liabilities	1,327,651	1,093,775

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
62,919,845 and 62,919,845 shares issued and outstanding, respectively	62,920	62,920
Additional paid in capital	9,946,010	9,926,010
Common stock purchase warrants	114,702	114,702
Deficit accumulated during development stage	(10,829,314)	(10,528,024)
Total Stockholders' Deficit	(705,682)	(424,392)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$621,969	$669,383

See accompanying notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

			From Inception
	For the Three Months Ended		(January 14, 2005)
	March 31,		to March 31,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Consulting	34,503	205,108	1,674,601
General and administrative	212,311	230,569	2,076,946
Professional fees	14,269	307,833	1,215,795
Research, development and laboratory	506	239,212	1,297,125
Salaries and benefits	-	357,176	1,457,524
Stock-based compensation	-	50,040	1,956,286
Total operating expenses	261,589	1,389,938	9,678,277

LOSS FROM OPERATIONS	(261,589)	(1,389,938)	(9,678,277)

OTHER INCOME (EXPENSE)
Interest income	-	15,993	32,512
Interest and finance charges	(39,701)	(233)	(169,324)
Impairment of intellectual property	-	-	(568,913)
Impairment of tenant improvements	-	-	(383,535)
Loss on disposal of furniture and equipment	-	-	(61,777)
Total Other Income (Expense)	(39,701)	15,760	(1,151,037)

LOSS BEFORE TAXES	(301,290)	(1,374,178)	(10,829,314)

INCOME TAXES	-	-	-

NET LOSS	$(301,290)	$(1,374,178)	$(10,829,314)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.005)	$(0.023)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING FOR BASIC
AND DILUTED CALCULATION	62,919,845	59,994,262

See accompanying notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

			From Inception
	For the Three Months Ended		(January 14, 2005)
	March 31,		to March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(301,290)	$(1,374,178)	$(10,829,314)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	1,876	10,179	102,255
Depreciation of furniture and equipment	50,884	75,105	394,697
Stock-based compensation	-	50,040	1,956,286
Non-cash services	-	97,801	492,601
Non-cash beneficial conversion right	20,000	-	36,400
Non-cash impairment of intellectual property	-	-	568,913
Non-cash impairment of tenant improvements	-	-	383,535
Expenses paid by Stockholder	-	-	26,290
Loss on disposal of furniture and equipment	-	-	61,777
Decrease (increase) in assets
Prepaid expenses and deposits	(2,274)	(178)	(81,172)
Increase (decrease) in liabilities
Accounts payable	213,914	(87,042)	1,117,136
Deferred Rent	(38)	-	7,815
Accrued interest	-	-	82,088
Accrued expenses	-	7,010	-
Net cash used by operating activities	(16,928)	(1,221,263)	(5,680,693)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	-	(15,190)	(715,528)
Furniture and Equipment acquisition, net	-	(251,068)	(1,327,070)
Cash acquired on reverse acquisition	-		1,429
Net cash used by investing activities	-	(266,258)	(2,041,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	20,000	-	971,400
Advances from related party	-	-	103,950
Proceeds from sale of common stock	-	411,438	6,655,888
Net cash provided by financing activities	20,000	411,438	7,731,238

Net increase in cash and cash equivalents	3,072	(1,076,083)	9,376

Cash and cash equivalents, beginning of period	6,304	2,291,457	-

Cash and cash equivalents, end of period	$9,376	$1,215,374	$9,376

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$8,381

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NON CASH INVESTING AND FINANCING ACTIVITIES
Expenses paid by stockholders	$-	$-	$26,290

See accompanying notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

CellCyte Genetics Corporation (the “Company”) is in the development stage, as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises” ("SFAS No. 7") and its efforts have been principally devoted to discovery and development of stem cell therapeutic products and the development of its cell expansion technology. To date, the Company has not generated any sales revenues, has incurred ongoing operating expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

As shown in the accompanying financial statements, the Company has incurred significant losses since inception, has not generated any revenues to date, and is involved in certain legal matters as more fully discussed in Note 8. In addition, effective July 1, 2008, the Company suspended significantly all of its operations and placed all of its employees on unpaid leave.  The future of the Company is dependent upon its ability to obtain sufficient financing and upon achieving future profitable operations.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 – INTELLECTUAL PROPERTY

As of December 31, 2008, the Company had $70,002 of capitalized patents and $528,128 of capitalized patents pending. Through March 31, 2009, the Company did not incur any additional costs for its intellectual property. The Company amortizes patents (and licenses for the use of patents) over the remaining life of the patents, which ranges from 7 to 17 years. Intellectual property at March 31, 2009 and December 31, 2008 is as follows:

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

	March 31,	December 31,
	2009	2008
Licenses (VA)	$-	$115,000
Patents	70,002	70,002
Patents pending (costs to pursue patents on VA license)	-	528,128
Accumulated amortization	(25,642)	(97,982)
Impairment loss	-	(568,913)
Licenses and patents, net	$44,360	$46,235

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2008, the Company had capitalized a total of $1,232,112 in computer equipment, laboratory equipment and tenant improvements. During the three months ended March 31, 2009, there were no additions or deletions of property and equipment.

Property and equipment as of March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
Laboratory equipment	$379,014	$379,014
Computer and office equipment	383,198	383,198
Tenant improvements	-	469,900
Accumulated depreciation	(275,151)	(310,632)
Impairment loss	-	(383,535)
Property and equipment, net	$487,061	$537,945

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On April 20, 2007 the Company entered into a 60 month lease for a new facility in Bothell, Washington. The lease commencement date of this lease was February 1, 2008.   Rent and utilities expense relating to the operating lease was $151,884 for the three months ended March 31, 2009.

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

Lease commitment cost for the remaining term of the lease is as follows:

Year	Lease Expense
2009	$366,131
2010	366,131
2011	366,131
2012	366,131
2013	30,511
Total	$1,495,035

The Company is currently in default on its facility lease and has an outstanding lease liability, including operating costs, penalties and interest in the amount of $441,111. The Company is actively working with the landlord to renegotiate the lease, and to find qualified subtenants to take over portions of the facility. As a result of this lease situation, as of December 31, 2008 the Company recorded an impairment loss of $383,535 related to the carrying value of its tenant improvements. No adjustment has been made to the carrying value of the Company’s other property and equipment related to the potential abandonment of the facility.

Executive Employment Contracts

As more fully disclosed in the Company’s 2008 annual report on Form 10K filed with the Securities and Exchange Commission, the Company has entered into employment agreements with certain of its executive and management employees. Effective as of July 1, 2008, the Company suspended these agreements. Each of the agreements will be re-evaluated upon the successful completion of the Company’s fund raising efforts.

Legal Fees

The Company is currently involved in a stockholder lawsuit, a dispute with a former employee, and an investigation by the Securities and Exchange Commission and believes that its insurance coverage is sufficient to cover the cost of defense.

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 62,919,845 shares of its common stock at March 31, 2009 and December 31, 2008.

During the three month period ended March 31, 2009, the Company did not issue any additional common stock.

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

Common Stock Warrants

The Company did not issue any common stock purchase warrants during the three month period ended March 31, 2009.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2007	4,659,225	$3.00	0.75 years
Warrants issued	1,529,365	0.75
Warrants exercised	(401,008)	0.75
Warrants expired	(4,258,217)	0.30
Balance, December 31, 2008	1,529,365	0.75	0.84 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, March 31, 2009	1,529,365	$0.75	0.59 years

Common Stock Options

The Company did not grant any additional stock options during the three months ended March 31, 2009.

The Company’s stock option activity for the three month period ended March 31, 2009 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2007	2,000,000	$1.50	7.31 years
Options granted	1,427,000	0.34
Options exercised	-	-
Options cancelled and expired	(1,767,000)	-
Balance, December 31, 2008	1,660,000	1.38	5.59 years
Options granted	-	-

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

Options exercised	-	-
Options cancelled and expired	-	-
Balance, March 31, 2009	1,660,000	$1.38	5.34 years

NOTE 6 – BASIC AND DILUTED NET LOSS PER SHARE

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

Common stock equivalents that were not included in diluted earnings per share at March 31, 2009 and 2008 are as follows:

	2009	2008
Stock options	1,660,000	2,715,000
Warrants	1,529,365	5,432,079
Convertible promissory notes	1,000,000	-
Common stock equivalents	4,189,365	8,147,079

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008, two former officers, Gary Reys and Dr, Ronald Berninger, advanced funds in the amount of $26,290 for their legal defense related to the matters discussed in Note 8. In April 2009, Dr. Berninger advanced an additional $6,465 for his legal defense. Under the Company’s Bylaws, the Company is required to provide for the legal defense of its officers and directors.

Stockholder Convertible Notes Payable

In September and October of 2008, a stockholder of the Company advanced a total of $15,000 to help fund ongoing operations. These advances and accrued interest in the amount of $1,400 were formalized into a convertible note payable on November 18, 2008. The note bears interest at 1% per month, has no set term, and can be converted into the Company’s common stock at the rate

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

of $.05 per share upon demand. Since the conversion price of the convertible note was below the Company’s market price at the date of the Note, the Company has estimated the value of the beneficial conversion right to be $16,400 and has recorded this as a finance charge with an off-set to additional paid-in-capital.

In March 2009, this same stockholder advanced an additional $20,000 in exchange for a convertible promissory note that bears no interest rate or set term, and is convertible into 672,000 shares of the Company’s common stock. Since the conversion price of the convertible note was below the Company’s market price at the date of the Note, the Company has estimated the value of the beneficial conversion right to be $20,000 and has recorded this as a finance charge with an off-set to additional paid-in-capital.

NOTE 8 – LEGAL DISPUTES

During the year ended December 31, 2008, three stockholder lawsuits were filed against the Company and its officers in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178.  An amended complaint consolidating the 3 lawsuits has been filed, and the amended consolidated complaint alleges, inter alia, that the Company, and its officers and directors filed misleading statements with the Securities and Exchange Commission regarding the Company’s products, and that the Company posted misleading information regarding an officer on its website.  The lawsuits claim that investors purchased the Company’s stock based on the alleged misleading statements and seek monetary relief. The lawsuit has not been certified for class action status as of the date of this report. The Company is disputing the basis for the lawsuit and intends to vigorously defend against it.  While the Company does not believe the lawsuit has merit, an adverse outcome could have a material adverse effect on the Company’s financial position and results of operations.

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

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

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

In May 2009, the landlord of the Company’s facility filed a lawsuit claiming unpaid rent.  The Company intends to defend itself based on a dispute as to the amount owed.

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

The following discussion of our plan of operations, results of operations and financial condition as of and for the three months ended March 31, 2009 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the three months ended March 31, 2009 included in this Quarterly Report, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2008, including our annual audited financial statements set forth therein.

Overview

We are a biotechnology company involved in research and development of stem cell enabling therapeutic products and medical devices for cell expansion and maintenance.

Through June 30, 2008, our company was primarily focused on the development of stem cell targeting technology licensed from the US Department of Veteran Affairs (the “VA”) as well as additional development of our patented bioreactor. See our Annual Report on Form 10-K for the year ended December 31, 2008 for more information.

In July 2008, we received new data (previously withheld) from the Veteran’s Administration (“VA”) regarding its stem cell enabling therapeutic products. Unless we receive additional data from the VA that confirms the VA’s claims regarding the technology that we licensed from the VA, we believe that it will be necessary to perform a significant amount of additional work to determine if stem cells injected into animals along with CCG-TH30 or CCG-TH35 will localize in a target organ. We are considering whether to continue internal research and external collaborations to investigate stem cell targeting. We will need to raise additional funding in order to conduct such internal testing and external collaborations.

As it relates to other aspects of our current business plan, this data has no scientific impact on our bioreactor device business segment. We intend to focus our efforts over the next twelve months within the device segment.

Plan of Operations

Our plan of operations for the next 12 months is to:

(a)

conduct pre-clinical lab research at a biotechnology research and development facility in Bothell, WA.;

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

(d)

$160,000 for legal expenses related to intellectual property prosecution and accounting expenses related to quarterly reviews and annual audits;

(e)

$255,000 for salaries and consulting; and

(f)

$121,000 for general and administrative, travel, conferences and public relations.

During the next 12 months we anticipate that we will generate minimal non-recoverable engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology.  We had cash of $9,376 and a working capital deficit of $1,237,103 at March 31, 2009.  We presently do not have sufficient cash to fund our operations, and have curtailed substantially all activities.  Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses for the next 12 months and pursue our plan of operations.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to three Months Ended March 31, 2008.

The following table sets out our consolidated loss for the periods indicated:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
Consulting	34,503	205,108
General and administrative	212,311	230,569
Professional fees	14,269	307,833
Research, development and laboratory	506	239,212
Salaries and benefits	-	357,176
Stock-based compensation	-	50,040
Other Income (Expense)	(39,701)	15,760
Net Loss	(301,290)	(1,374,178)

Revenues

We have had no operating revenues since our inception on January 14, 2005 to March 31, 2009.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

Consulting Fees

In the three months ended March 31, 2009, consulting fees decreased to $34,503, compared to $205,108 for the same period of 2008, primarily due to the curtailment of nearly all activities.

General and Administrative Expenses

Our general and administrative expenses in the three months ended March 31, 2009 decreased to $212,311 from $230,569 for the same period of 2008, primarily as a result of the curtailment of nearly all activities. In 2009, general and administrative expenses consist primarily of lease costs.

Professional Fees

In the three months ended March 31, 2009, we incurred professional fees of $14,269, compared to $307,833 for the same period of 2008. The decrease is primarily related to the curtailment of nearly all activities.

Research, Development and Laboratory Expenses

In the three months ended March 31, 2009, we incurred research, development and laboratory expenses of $506, compared to $239,212 for the same period of 2008. The decrease was primarily due to the curtailment of nearly all activities.

Salaries and Benefits

In the three months ended March 31, 2009, we paid no salaries and benefits to our directors, officers and employees, compared to $357,176 for the same period of 2008, due to the curtailment of nearly all activities.

Stock-Based Compensation

In the three months ended March 31, 2009, we incurred no stock-based compensation expenses.  In the three months ended March 31, 2008, we incurred stock-based compensation expenses of $50,040 in connection with the compensation of our officers and employees.

Net Loss

As a result of the above, our net loss for the three months ended March 31, 2009 was $301,290, compared to $1,374,178 for the same period of 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had cash in the amount of $9,376 and a working capital deficit of $1,237,103.  Our planned expenditures over the next 12 months are expected to amount to approximately $1,500,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities.  We anticipate that we will require additional financing in order to pursue our plan of operations for the next 12 months.  There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.  If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

We believe that traditional debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of convertible debt and equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations going forward.  In the absence of such financing, our business plan will fail.  Even if we are successful in obtaining equity financing, there is no assurance that we will obtain the funding necessary to pursue our business plan.  If we do not continue to obtain additional financing going forward, we will be forced to abandon our plan of operations.

Cash Used in Operating Activities

Cash used in operating activities in the three months ended March 31, 2009 was $16,928, compared to $1,221,263 for the same period of 2008.  In 2009, operating activities used cash primarily for maintenance of our facility and payment to our outside auditors. In 2008, cash was used in general operations. We anticipate that cash used in operating activities will be limited over the balance of 2009 as we move forward with limited operations and respond to certain lawsuits.  We have funded our operations primarily from the issuance of our common stock, and expect to continue efforts to raise additional capital through the sale of stock.

Cash Used In Investing Activities

In the three months ended March 31, 2009, investing activities used cash of $Nil, compared to $266,258 for the same period of 2008. In 2008 we invested in the acquisition of intellectual property and the purchase of furniture and lab and office equipment for our facility.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and issuance of convertible promissory notes.  In the three months ended March 31, 2009, we raised proceeds of $20,000, compared to $411,438 for the same period of 2008, from the sale of our common stock.

Going Concern

As shown in the accompanying financial statements and more fully detailed in our 2008 Annual Report on Form 10-K, we have incurred significant losses since inception and have not generated any revenues to date.  The future of our company is dependent upon our ability to obtain sufficient financing and upon achieving future profitable operations.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.  The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Future Financings

We anticipate continuing to rely on equity sales of our common stock and the issuance of convertible debt in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our business plan.

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

Use of Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results may differ from those estimates.

Income Taxes

We follow the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  The provisions of SFAS No. 109 also require the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that the realization of such benefits is more likely than not.  To the extent that it is more likely than not that such benefits will not be received, we record a valuation allowance against the related deferred tax asset.

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

We did not record any stock-based compensation expense during the three months ended March 31, 2009.

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

As of December 31, 2008, we did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have an impact on our consolidated financial statements. On January 1, 2009, we adopted the previously deferred provisions of SFAS 157 for nonfinancial assets and liabilities recorded at fair value, as required.  Management does not believe that the adoption of these provisions will have a material effect on our consolidated financial statements for the current year.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will also change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity’s first annual reporting period beginning on or after December 15, 2008. We have not determined the effect that adopting this Statement will have on our financial position or results of operations.

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

Not Applicable.

Item 4.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were certain changes and deficiencies in our internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) during the quarter ended March 31, 2009 that may  materially affect, or is reasonably likely to materially affect, our internal control over financial reporting. These changes included the lack of a full-time dedicated accountant, the suspension of most of the Company’s operations, and the appointment of the Audit Committee Chairman, previously an independent director, as the Interim Principal Executive Officer.

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

In May 2009, the landlord of our facilities filed a lawsuit claiming unpaid rent.  We intend to defend ourselves based on a dispute as to the amount owed.

There can be no assurance that we will be successful in defending against any of these proceedings or that all of our costs will be covered under our insurance policies. In addition, it is possible that the SEC will not formally approve the tentative agreement, and that we will be required to litigate with the Commission.

Item 1A.

Risk Factors

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2009, we did not issue any securities.

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

CELLCYTE GENETICS CORPORATION
Dated: May 19, 2009. Per:	/s/ “John M. Fluke, Jr.” John M. Fluke, Jr. Interim Principal Executive Officer

__________