Form 10-Q
period 2009-06-30
CELLCYTE GENETICS CORP
filed 2009-08-19
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52238

CELLCYTE GENETICS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	86-1127046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14205 SE 36th Street, Suite 100 Bellevue, Washington	98006
(Address of principal executive offices)	(Zip Code)

(425) 519-3659
(Registrant’s telephone number, including are code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☒ No    Not Required by smaller reporting companies.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   67,646,216 shares of common stock outstanding as of August 18, 2009.

- - 2 - -

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended June 30, 2009

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2009 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-Q:

Description	Page
Interim Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008:	3
Interim Consolidated Statements of Operations for the Six Months and Three Months ended June 30, 2009 and 2008 and for the period from January 14, 2005 (Date of Inception) to June 30, 2009:	4
Interim Consolidated Statements of Cash Flows for the Six Months ended June 30, 2009 and 2008 and for the period from January 14, 2005 (Date of Inception) to June 30, 2009:	5
Condensed Notes to Interim Consolidated Financial Statements:	6

__________

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$923	$6,304
Prepaid expenses, deposits and other assets	136,884	78,898
Total Current Assets	137,807	85,202

OTHER ASSETS
Furniture and Equipment, net	435,574	537,945
Intellectual property, net	42,484	46,236
Total Other Assets	478,058	584,181

TOTAL ASSETS	$615,865	$669,383

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,184,125	$935,283
Note payable	16,124	-
Due to related parties	148,137	134,239
Deferred rent	-	7,853
Convertible notes payable to related party	-	16,400
Total Current Liabilities	1,348,386	1,093,775

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
67,646,216 and 62,919,845 shares issued and outstanding, respectively	67,647	62,920
Additional paid in capital	10,361,985	9,926,010
Common stock purchase warrants	114,702	114,702
Deficit accumulated during development stage	(11,276,855)	(10,528,024)
Total Stockholders' Deficit	(732,521)	(424,392)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$615,865	$669,383

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		(January 14, 2005)
	June 30,		June 30,		to June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	2,525	444,251	37,028	649,359	1,677,126
General and administrative	121,712	342,879	334,023	573,448	2,198,658
Professional fees	145,451	502,884	159,720	810,717	1,361,246
Research, development and laboratory	-	289,621	506	528,833	1,297,125
Salaries and benefits	-	271,157	-	628,333	1,457,524
Stock-based compensation	154,667	99,348	154,667	149,388	2,110,953
Total Operating Expenses	424,355	1,950,140	685,944	3,340,078	10,102,632
					-
LOSS FROM OPERATIONS	(424,355)	(1,950,140)	(685,944)	(3,340,078)	(10,102,632)

OTHER INCOME (EXPENSE)
Interest income	-	3,595	-	19,588	32,512
Interest and finance charges	(23,186)	(82)	(62,887)	(315)	(192,510)
Impairment of intellectual property	-		-	-	(568,913)
Impairment of tenant improvements	-		-	-	(383,535)
Loss on disposal of furniture and equipment	-	(55,538)	-	(55,538)	(61,777)
Total Other Income (Expense)	(23,186)	(52,025)	(62,887)	(36,265)	(1,174,223)

LOSS BEFORE TAXES	(447,541)	(2,002,165)	(748,831)	(3,376,343)	(11,276,855)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(447,541)	$(2,002,165)	$(748,831)	$(3,376,343)	$(11,276,855)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.01)	$(0.03)	$(0.01)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING FOR BASIC
AND DILUTED CALCULATION	64,151,326	61,237,593	63,538,987	60,615,927

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

			From Inception
	For the Six Months Ended		(January 14, 2005)
	June 30,		to June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(748,831)	$(3,376,343)	$(11,276,855)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	3,752	21,198	104,131
Depreciation of furniture and equipment	101,771	150,713	445,584
Stock based compensation	154,667	149,388	2,110,953
Non-cash services	229,635	472,601	722,236
Accounts payable paid with common stock	69,755	-	69,755
Non-cash beneficial conversion right	20,000	-	36,400
Non-cash impairment of intellectual property	-	-	568,913
Non-cash impairment of tenant improvements	-	-	383,535
Expenses paid by stockholder	6,465	-	32,755
Loss on disposal of furniture and equipment	-	55,538	61,777
Decrease (increase) in assets
Prepaid expenses, deposits and other	(62,689)	(27,579)	(141,587)
Increase (decrease) in liabilities
Accounts payable	179,087	154,619	1,082,309
Deferred rent	(7,853)	-	-
Accrued interest	-	-	82,088
Accrued expenses	16,124	(4,380)	16,124
Net cash used by operating activities	(38,117)	(2,404,245)	(5,701,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	-	(64,200)	(715,528)
Furniture and equipment acquisiton, net	600	(291,653)	(1,326,470)
Cash acquired on reverse acquistion	-	-	1,429
Net cash used by investing activities	600	(355,853)	(2,040,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	20,000	-	971,400
Advances from related party	7,433	-	111,383
Payments on note payable	4,703	-	4,703
Proceeds from sale of common stock	-	683,938	6,655,888
Net cash provided by financing activities	32,136	683,938	7,743,374

Net increase in cash and cash equivalents	(5,381)	(2,076,160)	923

Cash and cash equivalents, beginning of period	6,304	2,291,457	-

Cash and cash equivalents, end of period	$923	$215,297	$923

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$8,381

NON CASH INVESTING AND FINANCING ACTIVITES
Expenses paid by stockholders	$6,465	$-	$6,465
Issuance of common stock for accounts payable	$69,755	$-	$69,755
Note payable to related party converted to common stock	$36,400		$36,400
Issuance of note for insurance	$20,625	$-	$20,625

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 19, 2009.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 – INTELLECTUAL PROPERTY

As of December 31, 2008, the Company had $70,002 of capitalized patents. Capitalized licenses of $115,000 and capitalized patents pending of $528,128 were considered to be impaired and were written off as of December 31, 2008. Through June 30, 2009, the Company did not incur any additional costs for its intellectual property. The Company amortizes patents (and licenses for the use of patents) over the remaining life of the patents, which ranges from 7 to 17 years.

Intellectual property at June 30, 2009 and December 31, 2008 is as follows:

	June 30,	December 31,
	2009	2008
Licenses (VA)	$-	$115,000
Patents	70,002	70,002
Patents pending (costs to pursue patents on VA license)	-	528,128
Accumulated amortization	(27,518)	(97,982)
Impairment loss	-	(568,913)
Licenses and patents, net	$42,484	$46,235

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2008, the Company had capitalized a total of $762,212 in computer and laboratory equipment. Due to the uncertainty regarding the final outcome of the Company’s lease negotiations, all tenant improvements were considered impaired and written off as of December 31, 2008. During the six months ended June 30, 2009, the Company sold computer equipment for $600, which equalled its carrying value.

Property and equipment as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
Laboratory equipment	$379,014	$379,014
Computer and office equipment	380,784	383,198
Tenant improvements	-	469,900
Accumulated depreciation	(324,224)	(310,632)
Impairment loss	-	(383,535)
Property and equipment, net	$435,574	$537,945

As further discussed in Note 4, the Company has agreed to exchange furniture with an original cost of $246,869 and a net-book-value of $121,758 at June 30, 2009, as partial settlement of its past due lease obligations. This settlement became effective on August 14, 2009.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On April 20, 2007 the Company entered into a 60 month lease for a new facility in Bothell, Washington. The lease commencement date of this lease was February 1, 2008.   Rent and utilities expense relating to the operating lease was $206,719 for the six months ended June 30, 2009.

At June 30, 2009, the Company was in default on its facility lease and had an outstanding lease liability, including operating costs, penalties and interest in the amount of $520,788, which is included in accounts payable at June 30, 2009. Effective August 14, 2009, the Company finalized a lease termination agreement with its landlord whereby the Company executed a promissory note in the amount of $275,000 and agreed to vacate the facility and leave certain of its furniture behind in full settlement of all amounts owing, and after set-off of prepaid rent in the amount of $69,616, which is included in prepaid expenses on the Company’s balance sheet at June 30, 2009. The promissory note bears interest at the annual rate of 12%, requires a payment of $25,000 prior to December 1, 2009, and has monthly payments of $5,000 commencing January 1, 2010. The initial $25,000 payment is personally guaranteed by two of the Company’s directors, and the note is further collateralized by all of the remaining assets of the Company. Through June 30, 2009, no adjustment has been made to the carrying value of the Company’s prepaid expenses or other property and equipment related to the abandonment of the facility.

Executive Employment Contracts

As more fully disclosed in the Company’s 2008 annual report on Form 10K filed with the Securities and Exchange Commission, the Company has entered into employment agreements with certain of its executive and management employees. Effective as of July 1, 2008, the Company suspended these agreements.

Legal Fees

The Company is currently involved in a stockholder lawsuit, a dispute with a former employee, and an investigation by the Securities and Exchange Commission. While the Company believes that its insurance coverage is sufficient to cover the current estimated cost of its defense, there is no assurance that the insurance coverage will be sufficient if the legal proceedings extend beyond the current settlement efforts.

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 67,646,216 and 62,919,845 shares of its common stock at June 30, 2009 and December 31, 2008, respectively.

During the six month period ended June 30, 2009, the Company issued common shares as follows:

•

592,742 shares of common stock to a director for past director fees with an estimated fair value of $36,750.

•

868,768 shares of common stock to its acting Chief Financial Officer for services provided with an estimated fair value of $53,864.

•

2,264,861 shares of common stock to its consultants and contractors for services provided with an estimated fair value of $139,021.

•

1,000,000 shares of common stock in the conversion of a convertible promissory note to a related party in the amount of $36,400.

Common Stock Warrants

The Company did not issue any common stock purchase warrants during the six month period ended June 30, 2009.

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2007	4,659,225	$3.00	0.75 years
Warrants issued	1,529,365	0.75
Warrants exercised	(401,008)	0.75
Warrants expired	(4,258,217)	0.30
Balance, December 31, 2008	1,529,365	0.75	0.84 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, June 30, 2009	1,529,365	$0.75	0.34 years

Common Stock Options

The Company granted stock options for 14,010,000 shares of its common stock to its directors, contractors and consultants during the six months ended June 30, 2009.

The weighted-average fair value of the stock options granted during the period was estimated to be $0.05 per share for a total fair value of $700,500, and was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: expected option life of 5.00 years; risk-free interest rate of 2.05%; dividend yield of 0%; and expected volatility of 137%. Certain of these options are subject to vesting conditions and, as of June 30, 2009, the Company had recorded stock based compensation of $154,667 in connection with the vesting of these options leaving $545,833 to be expensed on future vesting.

The Company’s stock option activity for the six month period ended June 30, 2009 is as follows:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life

Balance, December 31, 2007	2,000,000	$1.50	7.31 years
Options granted	1,427,000	0.34
Options exercised	-	-
Options cancelled and expired	(1,767,000)	-
Balance, December 31, 2008	1,660,000	1.38	5.59 years
Options granted	14,010,000	0.07	4.92 years
Options exercised	-	-
Options cancelled and expired	-	-
Balance, June 30, 2009	15,670,000	$0.21	4.99 years

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

Common stock equivalents that were not included in diluted earnings per share at June 30, 2009 and 2008 are as follows:

	2009	2008
Stock options	15,670,000	3,427,000
Warrants	1,529,365	6,522,079
Common stock equivalents	17,199,365	9,949,079

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

During April, May and June 2009, two board members advanced a total of $7,433 to the Company to pay for certain operating costs. These advances were paid back in July 2009 from the proceeds of a legal expense refund (Note 10).

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

Effective June 26, 2009, the stockholder converted these promissory notes into 1,000,000 shares of the Company’s common stock.

NOTE 8 – LEGAL DISPUTES

During the year ended December 31, 2008, three stockholder lawsuits were filed against the Company and its officers in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178.  An amended complaint consolidating the 3 lawsuits has been filed, and the amended consolidated complaint alleges, inter alia, that the Company, and its officers and directors filed misleading statements with the Securities and Exchange Commission, and that the Company posted misleading information on its website.  The lawsuits claim that investors purchased the Company’s stock based on the alleged misleading statements and seek monetary relief. The lawsuit has not been certified for class action status as of the date of this report. The Company is disputing the basis for the lawsuit and intends to vigorously defend against it.  While the Company does not believe the lawsuit has merit, an adverse outcome could have a material adverse effect on the Company’s financial position and results of operations.

The Company is also currently engaged in a dispute with a former employee, who resigned in October of 2007.  The employee is asserting claims for monetary damages based upon a constructive discharge theory and other claims.  The employee has been ordered to arbitrate her claims pursuant to the terms of a contract between the employee and CellCyte. The Company does not believe that the employee's claims have merit, nor does it believe that an adverse outcome will have a material adverse effect on the company’s financial position.   The employee is on notice regarding that which CellCyte deems proprietary information.  At this time, the Company does not believe that its intellectual property is imminently threatened.   Should the Company determine that the employee is trying to operate a new endeavor with intellectual property that belongs to CellCyte, it will take appropriate action.

Although management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial position, its results of operations, or its cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

In January 2008, the Securities and Exchange Commission (“SEC”) notified the Company that it was commencing an informal non-public inquiry regarding certain matters related to the Company’s filings. The SEC requested that the Company voluntarily produce documents relating to its investigation. On May 12, 2008, the Company learned that the informal inquiry commenced by the SEC had become a formal investigation. The Company will continue to fully cooperate with the SEC regarding this matter. The Company is committed to resolving the issues raised in connection with the investigation.

In May 2009, the Company entered into a consent decree with the enforcement division of the SEC, neither admitting nor denying any wrongdoing.  The consent decree has been submitted to the SEC for formal acceptance.

In May 2009, the landlord of the Company’s facility filed a lawsuit claiming unpaid rent.  On August 14, 2009, the Company entered into a lease termination agreement with its landlord, whereby the landlord dropped its suit against the Company in exchange for a promissory note and other concessions.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted SFAS No. 165 during the second quarter.  There was no material impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have a material impact on the Company’s consolidated financial statements.

NOTE 10 – SUBSEQUENT EVENTS

In July 2009, the Company received a refund of approximately $46,000 from its D&O insurance provider related to legal fees it had advanced to its attorneys in 2008.

Effective August 14, 2009, the Company entered into a lease termination agreement with its landlord which effectively terminated the lease as of May 31, 2009. The Company executed a promissory note in the amount of $275,000 and agreed to vacate the facility and leave certain of its furniture behind in full settlement of all amounts owing, and after set-off of prepaid rent in the amount of $69,616, which is included in prepaid expenses on the Company’s balance sheet at June 30, 2009. The promissory note bears interest at the annual rate of 12%, requires a payment of $25,000 prior to December 1, 2009, and has monthly payments of $5,000 commencing January 1, 2010. The initial $25,000 payment is personally guaranteed by two of the Company’s directors, and the note is further collateralized by all of the remaining assets of the Company.

In July 2009, the Company entered into an agreement with a law firm to represent it in its negotiations with its landlord. As a part of this agreement, the Company issued the law firm a warrant for 769,230 shares of common stock with an exercise price of $0.065 per share.

The Company has evaluated all other subsequent events through August 18, 2009, the date of this filing, and determined there are no material recognized or unrecognized subsequent events.

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

The following discussion of our plan of operations, results of operations and financial condition as of and for the six months and three months ended June 30, 2009, should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the six months ended June 30, 2009, included in this Quarterly Report, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2008, including our annual audited financial statements set forth therein.

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

As it relates to other aspects of our current business plan, this data has no scientific or consequential adverse economic impact on our bioreactor device business segment. We intend to focus our efforts over the next twelve months within the device segment.

Plan of Operations

Our plan of operations for the next 12 months is to:

(a)

finalize our Interim Operating Plan and formalize contracts with our scientists and manufacturing consultants.

 (b)

conduct pre-clinical lab research at a biotechnology research and development facility in Bothell, WA..

(c)

complete the design and sourcing of components to begin small scale manufacturing of our cell expansion device technology for use in collaborative research with academic and institutional research organizations..

(d)

initiate collaborative demonstrations of our bioreactor product with independent research laboratories that require the expansion of cord blood stem cells, maintenance of islet cells and production of other cell lines and proteins.

(e)

Locate and occupy new office, lab and manufacturing space required to execute our Interim Operating Plan.

We anticipate that we will incur an aggregate of $1,000,000 in expenses for the next 12 months as follows:

(a)

$121,000 for facility and equipment related expenses;

(b)

$215,000 for pre-clinical work, quality assurance, manufacturing of biologic material, academic collaborations and further research collaborations;

(c)

$128,000 for design and device manufacturing;

(d)

$160,000 for legal expenses related to intellectual property prosecution, facility lease negotiation, and accounting expenses related to quarterly reviews and annual audits;

(e)

$255,000 for salaries and consulting; and

(f)

$121,000 for general and administrative, travel, conferences and public relations.

During the next 12 months we anticipate that we will generate minimal non-recoverable engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology.  We had cash of $923 and a working capital deficit of $1,246,979 at June 30, 2009.  We presently do not have sufficient cash to fund our operations, and have curtailed substantially all activities, other than those called for by the execution of our Interim Operating Plan.

During the period covered by our Interim Operating Plan, we expect to fund our operations through a combination of issuances of S-8 registered shares as payment in-kind to our independent contractors, consultants and other service providers, and the issuance of convertible loans from current stockholders and other investors. However, there is no certainty that we will be able to obtain these loans on commercially reasonable terms or when needed, or that they will be sufficient to meet our cash requirements. Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses for the next 12 months and pursue our plan of operations.

At this time, we cannot accurately estimate a date of transition from operating under our Interim Operating Plan to a state in which our operations will be funded by a combination of equity funding and cash provided from bioreactor and incubator sales. Further, there is no assurance that our research, product and device demonstration program will result in significant revenues, or that we will obtain the cash necessary to fund the Interim Operating Plan.

Subsequent to the 12 month period following the date of this Quarterly Report, we will be required to obtain additional financing in order to continue to pursue our business plan.  We believe that traditional debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of convertible promissory notes and equity financing from the sale of our common stock.

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the issuance of promissory notes or the sale of our common stock to fund our business plan.  In the absence of such financing, our business plan will fail.

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008.

The following table sets out our consolidated net loss for the periods indicated:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
Consulting	2,525	444,251
General and administrative	121,712	342,879
Professional fees	145,451	502,884
Research, development and laboratory	-	289,621
Salaries and benefits	-	271,157
Stock-based compensation	154,667	99,348
Other Income (Expense)	(23,186)	(52,025)
Net Loss	(447,541)	(2,002,165)

Revenues

We have had no operating revenues since our inception on January 14, 2005 to June 30, 2009.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

Consulting Fees

In the three months ended June 30, 2009, consulting fees decreased to $2,525, compared to $444,251 for the same period of 2008, primarily due to the curtailment of nearly all activities in 2009.

General and Administrative Expenses

Our general and administrative expenses in the three months ended June 30, 2009 decreased to $121,712 from $342,879 for the same period of 2008, primarily as a result of the curtailment of nearly all activities. In 2009, general and administrative expenses consist primarily of lease costs.

Professional Fees

In the three months ended June 30, 2009, we incurred professional fees of $145,451, compared to $502,884 for the same period of 2008. The decrease is primarily related to the curtailment of nearly all activities.

Research, Development and Laboratory Expenses

In the three months ended June 30, 2009, we incurred no research, development and laboratory expenses, compared to $289,621 for the same period of 2008. The decrease was primarily due to the curtailment of nearly all activities.

Salaries and Benefits

In the three months ended June 30, 2009, we paid no salaries and benefits to our directors, officers and employees, compared to $271,157 for the same period of 2008, due to the curtailment of nearly all activities.

Stock-Based Compensation

In the three months ended June 30, 2009, we incurred stock-based compensation expenses of $154,667 in connection with the compensation of our directors, consultants and contractors.  In the three months ended June 30, 2008, we incurred stock-based compensation expenses of $99,348 in connection with the compensation of our officers, employees and consultants.

Net Loss

As a result of the above, our net loss for the three months ended June 30, 2009 was $447,541, compared to $2,002,165 for the same period of 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008.

The following table sets out our consolidated net loss for the periods indicated:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
Consulting	37,028	649,359
General and administrative	334,023	573,448
Professional fees	159,720	810,717
Research, development and laboratory	506	528,833
Salaries and benefits	-	628,333
Stock-based compensation	154,667	149,388
Other Income (Expense)	(62,887)	(36,265)
Net Loss	(748,831)	(3,376,343)

Revenues

We have had no operating revenues since our inception on January 14, 2005 to June 30, 2009.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

Consulting Fees

In the six months ended June 30, 2009, consulting fees decreased to $37,028, compared to $649,359 for the same period of 2008, primarily due to the curtailment of nearly all activities.

General and Administrative Expenses

Our general and administrative expenses in the six months ended June 30, 2009 decreased to $334,023 from $573,448 for the same period of 2008, primarily as a result of the curtailment of nearly all activities. In 2009, general and administrative expenses consist primarily of lease costs.

Professional Fees

In the six months ended June 30, 2009, we incurred professional fees of $159,720, compared to $810,717 for the same period of 2008. The decrease is primarily related to the curtailment of nearly all activities.

Research, Development and Laboratory Expenses

In the six months ended June 30, 2009, we incurred research, development and laboratory expenses of $506, compared to $528,833 for the same period of 2008. The decrease was primarily due to the curtailment of nearly all activities.

Salaries and Benefits

In the six months ended June 30, 2009, we paid no salaries and benefits to our directors, officers and employees, compared to $628,333 for the same period of 2008, due to the curtailment of nearly all activities.

Stock-Based Compensation

In the six months ended June 30, 2009, we incurred stock-based compensation expenses of 154,667 in connection with the compensation of our directors, consultants and contractors.  In the six months ended June 30, 2008, we incurred stock-based compensation expenses of $149,388 in connection with the compensation of our officers, employees and consultants.

Net Loss

As a result of the above, our net loss for the six months ended June 30, 2009 was $748,831, compared to $3,376,343 for the same period of 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had cash in the amount of $923 and a working capital deficit of $1,246,979.  Our planned expenditures over the next 12 months are expected to amount to approximately $1,000,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities, other than those called for by the execution of our Interim Operating Plan.

During the period covered by our Interim Operating Plan, we expect to fund our operations through a combination of issuances of S-8 registered shares as payment in-kind to our independent contractors, consultants and other service providers, and the issuance of convertible loans from current stockholders and other investors. However, there is no certainty that we will be able to obtain these loans on commercially reasonable terms or when needed, or that they will be sufficient to meet our cash requirements. Accordingly, we anticipate that we will require additional financing in order to pursue our plan of operations for the next 12 months.  If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

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

Cash Used in Operating Activities

Cash used in operating activities in the six months ended June 30, 2009 was $38,117, compared to $2,404,245 for the same period of 2008.  In 2009, operating activities used cash primarily for insurance and payment to our outside auditors. In 2008, cash was used in general operations. We anticipate that cash used in operating activities will be limited over the balance of 2009 as we move forward with limited operations and respond to certain lawsuits.  We have funded our operations primarily from the issuance of our common stock, and expect to continue efforts to raise additional capital through the sale of stock.

Cash Used In Investing Activities

In the six months ended June 30, 2009, investing activities provided cash of $600, compared to using cash in the amount of $355,853 for the same period of 2008. In 2008 we invested in the acquisition of intellectual property and the purchase of furniture and lab and office equipment for our facility.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and issuance of convertible promissory notes.  In the six months ended June 30, 2009, we raised proceeds of $32,136, compared to $683,938 for the same period of 2008, from the sale of our common stock.

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

Stock-Based Compensation

We account for our stock option plan under the recognition and measurement principles of the revised statement to Statement of Financial Accounting Standards No. 123 (R), Share-Based Payments (“SFAS No. 123 (R)”). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in SFAS No. 123 (R). We recorded stock-based compensation expense in the amount of $154,667 during the six months ended June 30, 2009.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted SFAS No. 165 during the second quarter.  There was no material impact on our financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have a material impact on our consolidated financial statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Interim Principal Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Interim Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were certain changes and deficiencies in our internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) during the quarter ended June 30, 2009 that may  materially affect, or is reasonably likely to materially affect, our internal control over financial reporting. These changes included the lack of a full-time dedicated accountant, the suspension of most of the Company’s operations, and the conversion of the accounting system to a less sophisticated system that may not have adequate audit controls built-in.

__________

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

In January 2008, three stockholder lawsuits were filed against us in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178.  An amended complaint consolidating the 3 lawsuits has been filed and the amended consolidated complaint alleges, inter alia, that we and our officers and directors filed misleading statements with the Securities and Exchange Commission, and that we posted misleading information on our website.  The lawsuits claim that investors purchased our stock based on the alleged misleading statements and seek monetary relief. The lawsuit has not been certified for class action status as of the date of this report. We are disputing the basis for the lawsuit and intend to vigorously defend against it.  While we do not believe the lawsuit has merit, an adverse outcome could have a material adverse effect on our financial position and results of operations.

We are also currently engaged in a dispute with a former employee, who voluntarily resigned in October 2007.  The former employee had signed an employment agreement with us which contains certain restrictions on their conduct after termination of employment.  The former employee is claiming to have been misled into signing the agreement and is seeking monetary damages for constructive discharge and relief from the terms of the employment contract, which we are disputing.  We believe we have valid claims against the former employee for breach of the agreement, among other things, and are seeking injunctive and other monetary relief.  We do not believe that an adverse outcome will have a material adverse effect on our financial position.

In January 2008, the Securities and Exchange Commission (“SEC”) notified us that it was commencing an informal non-public inquiry regarding certain matters related to our filings. The SEC requested that we voluntarily produce documents relating to its investigation. On May 12, 2008, we learned that the informal inquiry commenced by the SEC had become a formal investigation. We intend to continue to fully cooperate with the SEC regarding this matter.

In May 2009, we entered into a consent decree with the enforcement division of the SEC neither admitting nor denying any wrongdoing.  The consent decree has been submitted to the SEC for formal acceptance.

 In May 2009, the landlord of our facility filed a lawsuit claiming unpaid rent.  On August 14, 2009, we entered into a lease termination agreement with our landlord, whereby the landlord dropped its suit against the Company in exchange for a promissory note and other concessions.

There can be no assurance that we will be successful in defending against any of these proceedings or that all of our costs will be covered under our insurance policies. In addition, it is possible that the SEC will not formally approve the consent decree, and that we will be required to litigate with the Commission.

Item 1A.

Risk Factors

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities

During the six month period ended June 30, 2009, we issued securities as follows:

•

592,742 shares of common stock were issued to a director for past director fees with an estimated fair value of $36,750.

•

868,768 shares of common stock were issued to our acting Chief Financial Officer for services with an estimated fair value of $53,864.

•

2,264,861 shares of common stock to our consultants and contractors for services provided with an estimated fair value of $139,021.

•

1,000,000 shares of common stock for the conversion of a convertible promissory note to a related party in the amount of $36,400.

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

CELLCYTE GENETICS CORPORATION
Dated: August 18, 2009. Per:	/s/ “John M. Fluke, Jr.” John M. Fluke, Jr. Interim Principal Executive Officer

__________