Form 10-Q
period 2009-09-30
CELLCYTE GENETICS CORP
filed 2009-11-16
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

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

(425) 519-3755
(Registrant’s telephone number, including are code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    No    (Not Required by smaller reporting companies.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   70,061,112 shares of common stock outstanding as of November 13, 2009.

- - 2 - -

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended September 30, 2009

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2009 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-Q:

Description	Page
Interim Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008:	4
Interim Consolidated Statements of Operations for the Nine Months and Three Months ended September 30, 2009 and 2008 and for the period from January 14, 2005 (Date of Inception) to September 30, 2009:	5
Interim Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008 and for the period from January 14, 2005 (Date of Inception) to September 30, 2009:	6
Condensed Notes to Interim Consolidated Financial Statements:	7

__________

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$524	$6,304
Prepaid expenses, deposits and other assets	13,750	78,898
Total Current Assets	14,274	85,202

OTHER ASSETS
Furniture and equipment, net	280,463	537,945
Intellectual property, net	40,608	46,236
Total Other Assets	321,071	584,181

TOTAL ASSETS	$335,345	$669,383

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$714,403	$935,283
Notes payable	49,672	-
Due to related parties	143,238	134,239
Deferred rent	-	7,853
Convertible notes payable to related party	-	16,400
Total Current Liabilities	907,313	1,093,775

LONG TERM LIABILITIES
Notes payable	234,613	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
68,627,890 and 62,919,845 shares issued and outstanding, respectively	68,628	62,920
Additional paid in capital	10,745,127	9,926,010
Common stock purchase warrants	97,856	114,702
Deficit accumulated during development stage	(11,718,192)	(10,528,024)
Total Stockholders' Deficit	(806,581)	(424,392)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$335,345	$669,383

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					From Inception
	For the Three Months Ended		For the Nine Months Ended		(January 14, 2005)
	September 30,		September 30,		to September 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	43,630	37,028	692,989	1,677,126
General and administrative	51,463	276,814	385,486	850,262	2,250,121
Professional fees	185,100	247,135	344,820	1,057,852	1,546,346
Research, development and laboratory	-	78,031	506	606,864	1,297,125
Salaries and benefits	-	27,048	-	655,381	1,457,524
Stock-based compensation	255,000	26,898	409,667	176,286	2,365,953
Total Operating Expenses	491,563	699,556	1,177,507	4,039,634	10,594,195
					-
LOSS FROM OPERATIONS	(491,563)	(699,556)	(1,177,507)	(4,039,634)	(10,594,195)

OTHER INCOME (EXPENSE)
Interest income	-	302	-	19,890	32,512
Interest and finance charges	(4,862)	(13,955)	(67,749)	(14,270)	(197,372)
Impairment of intellectual property	-	(568,913)	-	(568,913)	(568,913)
Impairment of tenant improvements	-		-	-	(383,535)
Gain on extinguishment of debt	53,547	-	53,547	-	53,547
Gain (loss) on disposal of furniture and equipment	1,541	(10,652)	1,541	(66,190)	(60,236)
Total Other Income (Expense)	50,226	(593,218)	(12,661)	(629,483)	(1,123,997)

LOSS BEFORE TAXES	(441,337)	(1,292,774)	(1,190,168)	(4,669,117)	(11,718,192)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(441,337)	$(1,292,774)	$(1,190,168)	$(4,669,117)	$(11,718,192)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING FOR BASIC
AND DILUTED CALCULATION	68,137,053	62,832,345	65,088,519	61,360,126

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

			From Inception
	For the Nine Months Ended		(January 14, 2005)
	September 30,		to September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,190,168)	$(4,669,117)	$(11,718,192)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	5,628	32,463	106,007
Depreciation of furniture and equipment	131,348	227,087	475,161
Stock based compensation	409,667	176,286	2,365,953
Non-cash services	226,003	472,601	718,604
Warrant issued for legal services	46,154	-	46,154
Accounts payable paid with common stock	69,755	-	69,755
Non-cash beneficial conversion right	20,000	-	36,400
Non-cash impairment of intellectual property	-	568,913	568,913
Non-cash impairment of tenant improvements	-	-	383,535
Expenses paid by stockholder	6,465	-	32,755
Accounts payable reduced in lease settlement	520,788	-	520,788
Gain on extinguishment of debt	(53,547)	-	(53,547)
(Gain) loss on disposal of furniture and equipment	(1,541)	66,190	60,236
Decrease (increase) in assets
Amounts receivable	-	(7,500)	-
Prepaid expenses, deposits and other	65,148	67,601	(13,750)
Increase (decrease) in liabilities
Accounts payable	(299,543)	503,388	603,679
Deferred rent	(7,853)	-	-
Accrued interest	-	-	82,088
Accrued expenses	49,672	(51,619)	49,672
Net cash used by operating activities	(2,024)	(2,613,707)	(5,665,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	-	(73,594)	(715,528)
Cash received from sale of furniture and equipment	5,050		5,050
Furniture and equipment acquisiton, net	-	(282,360)	(1,327,070)
Cash acquired on reverse acquistion	-	-	1,429
Net cash provided (used) by investing activities	5,050	(355,954)	(2,036,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	-	951,400
Advances from related party	2,534	-	106,484
Payments on note payable	(11,340)	-	(11,340)
Proceeds from sale of common stock	-	683,938	6,655,888
Net cash (used) provided by financing activities	(8,806)	683,938	7,702,432

Net increase (decrease) in cash and cash equivalents	(5,780)	(2,285,723)	524

Cash and cash equivalents, beginning of period	6,304	2,291,457	-

Cash and cash equivalents, end of period	$524	$5,734	$524

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$8,381

NON CASH INVESTING AND FINANCING ACTIVITES
Expenses paid by stockholders	$6,465	$-	$6,465
Issuance of common stock for accounts payable	$69,755	$-	$69,755
Note payable to related party converted to common stock	$36,400		$36,400
Issuance of note for insurance	$20,625	$-	$20,625
Issuance of note in exchange for accounts payable	$275,000	$-	$275,000

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

CellCyte Genetics Corporation (the “Company”) is in the development stage, as defined by Financial Accounting Standards Board (“FASB”) ASC 915, “Development Stage Entities” (formerly Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”) and its efforts have been principally devoted to discovery and development of stem cell therapeutic products and the development of its cell expansion technology. To date, the Company has not generated any sales revenues, has incurred ongoing operating expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 19, 2009.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 – INTELLECTUAL PROPERTY

As of December 31, 2008, the Company had $70,002 of capitalized patents. Capitalized licenses of $115,000 and capitalized patents pending of $528,128 were considered to be impaired and were written off as of December 31, 2008. Through September 30, 2009, the Company did not incur any additional costs for its intellectual property. The Company amortizes patents (and

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

licenses for the use of patents) over the remaining life of the patents, which ranges from 7 to 17 years.

Intellectual property at September 30, 2009 and December 31, 2008 is as follows:

	September 30,	December 31,
	2009	2008
Licenses (VA)	$-	$115,000
Patents	70,002	70,002
Patents pending (costs to pursue patents on VA license)	-	528,128
Accumulated amortization	(29,394)	(97,982)
Impairment loss	-	(568,913)
Licenses and patents, net	$40,608	$46,235

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2008, the Company had capitalized a total of $762,212 in computer and laboratory equipment. Due to the uncertainty regarding the final outcome of the Company’s lease negotiations, all tenant improvements were considered impaired and written off as of December 31, 2008.

On August 14, 2009, the Company entered into a lease termination agreement with its landlord, whereby the Company exchanged furniture and equipment, with a cost basis of $246,869 and a net book value of $122,244, for a reduction in the outstanding lease liability in the amount of $122,244.

During the nine months ended September 30, 2009, the Company sold furniture and equipment with a cost basis of $6,403 and a net book value of $3,509, for $5,050, resulting in a gain of $1,541.

Property and equipment as of September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
Laboratory equipment	$379,014	$379,014
Computer and office equipment	127,513	383,198
Tenant improvements	-	469,900
Accumulated depreciation	(226,063)	(310,632)

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

Impairment loss	-	(383,535)
Property and equipment, net	$280,463	$537,945

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On April 20, 2007 the Company entered into a 60 month lease for a new facility in Bothell, Washington. The lease commencement date of this lease was February 1, 2008.   Rent and utilities expense relating to the operating lease was $208,219 for the nine months ended September 30, 2009.

During 2009, the Company was in default on its facility lease and had an outstanding lease liability, including operating costs, penalties and interest in the amount of $520,788. Effective August 14, 2009, the Company finalized a lease termination agreement with its landlord whereby the Company executed a promissory note in the amount of $275,000 and agreed to vacate the facility and leave certain of its furniture behind in full settlement of all amounts owing, and after set-off of prepaid rent in the amount of $69,616. The remaining lease liability of $53,547 was written off and has been reflected as a gain on extinguishment of debt on the consolidated statement of operations. The promissory note bears interest at the annual rate of 12%, requires a payment of $25,000 prior to December 1, 2009, and has monthly payments of $5,000 commencing January 1, 2010. The initial $25,000 payment is personally guaranteed by two of the Company’s directors, and the note is further collateralized by all of the remaining assets of the Company.

Executive Employment Contracts

As more fully disclosed in the Company’s 2008 annual report on Form 10K filed with the Securities and Exchange Commission, the Company has entered into employment agreements with certain of its executive and management employees. Effective as of July 1, 2008, the Company suspended these agreements.

Legal Fees

The Company is currently involved in a stockholder lawsuit and a dispute with a former employee. As of October 31, 2009, the Company has exhausted the available proceeds under its insurance coverage. Although there has been very little activity on these legal proceedings, there is no certainty that the Company can raise additional funds to support its defense, or that it will be able to negotiate payment with its attorneys.

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 68,627,890 and 62,919,845 shares of its common stock at September 30, 2009 and December 31, 2008, respectively.

During the nine month period ended September 30, 2009, the Company issued common shares as follows:

•

592,742 shares of common stock to a director for past director fees with an estimated fair value of $36,750.

•

978,768 shares of common stock to its acting Chief Financial Officer for services provided with an estimated fair value of $61,344.

•

3,136,535 shares of common stock to its consultants, contractors and legal advisors for services provided with an estimated fair value of $198,295.

•

1,000,000 shares of common stock in the conversion of a convertible promissory note to a related party in the amount of $36,400.

Common Stock Warrants

During the nine months ended September 30, 2009, the Company issued 769,230 common stock purchase warrants to one of its law firms as partial payment for its services. The fair market value of these warrants of $46,154 was calculated using the Black-Scholes option pricing model using the following weighted-average assumptions: expected option life of 5 years; risk-free interest rate of 2.46%; dividend yield of 0%; and expected volatility of 140%.

On September 28, 2009, 840,000 common stock purchase warrants with an exercise price of $0.75 per share expired unexercised.

The Company’s common stock warrant activity for the nine month period ended September 30, 2009 is as follows:

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2007	4,659,225	$3.00	0.75 years
Warrants issued	1,529,365	0.75
Warrants exercised	(401,008)	0.75
Warrants expired	(4,258,217)	0.30
Balance, December 31, 2008	1,529,365	0.75	0.84 years
Warrants issued	769,230	0.07
Warrants exercised	-	-
Warrants expired	(840,000)	0.75
Balance, September 30, 2009	1,458,595	$0.39	2.59 years

Common Stock Options

The Company granted stock options for 16,010,000 shares of its common stock to its directors, contractors and consultants during the nine months ended September 30, 2009.

The weighted-average fair value of the stock options granted during the period was estimated to be $0.049 per share for a total fair value of $780,500, and was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: expected option life of 4.50 years; risk-free interest rate of 1.84%; dividend yield of 0%; and expected volatility of 149%. Certain of these options are subject to vesting conditions and, as of September 30, 2009, the Company had recorded stock based compensation of $409,667 in connection with the vesting of these options leaving $370,833 to be expensed on future vesting.

The Company’s stock option activity for the nine month period ended September 30, 2009 is as follows:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life

Balance, December 31, 2007	2,000,000	$1.50	7.31 years
Options granted	1,427,000	0.34

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

Options exercised	-	-
Options cancelled and expired	(1,767,000)	-
Balance, December 31, 2008	1,660,000	1.38	5.59 years
Options granted	16,010,000	0.07	4.92 years
Options exercised	-	-
Options cancelled and expired	-	-
Balance, September 30, 2009	17,670,000	$0.19	4.24 years

NOTE 6 – BASIC AND DILUTED NET LOSS PER SHARE

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (formerly Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year.  Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been anti-dilutive.

Common stock equivalents that were not included in diluted earnings per share at September 30, 2009 and 2008 are as follows:

	2009	2008
Stock options	17,670,000	3,427,000
Warrants	1,458,595	1,529,365
Common stock equivalents	19,128,595	4,956,365

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

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

During the nine months ended September 30, 2009, two board members advanced a total of $26,451 to the Company to pay for certain operating costs. Advances in the amount of $23,917 were paid back in July 2009 from the proceeds of a legal expense refund.

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

NOTE 8 – LEGAL DISPUTES

During the year ended December 31, 2008, three stockholder lawsuits were filed against the Company and its officers in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178.  An amended complaint consolidating the 3 lawsuits has been filed, and the amended consolidated complaint alleges, inter alia, that the Company’s previous officers and directors filed misleading statements with the Securities and Exchange Commission, and that misleading information was posted on the Company’s website.  The lawsuits claim that investors purchased the Company’s stock based on the alleged misleading statements and seek monetary relief. The lawsuit has not been certified for class action status as of the date of this report. The Company is disputing the basis for the lawsuit and intends to vigorously defend against it.  While the Company does not believe the lawsuit has merit, an adverse outcome could have a material adverse effect on the Company’s financial position and results of operations.

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

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

In January 2008, the U.S. Securities and Exchange Commission (“SEC”) notified the Company that it was commencing an informal non-public inquiry regarding certain matters related to the Company’s filings.  On May 12, 2008, the Company learned that the informal inquiry commenced by the SEC had become a formal investigation.

On September 8, 2009, the Company entered into a consent decree with the Enforcement Division of the SEC, neither admitting nor denying any wrongdoing.

In May 2009, the landlord of the Company’s facility filed a lawsuit claiming unpaid rent.  On August 14, 2009, the Company entered into a lease termination agreement with its landlord, whereby the landlord dropped its suit against the Company in exchange for a promissory note and other concessions.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued ASC 855, “Subsequent Events” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”). This Statement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted ASC 855 during the second quarter of 2009.  There was no material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162”). ASC 105

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

establishes the FASB Accounting Standards Codification (the Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of ASC 105 as of September 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value” (“ASU 2009-05”), which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  ASU 2009-05 is effective for the first reporting period beginning after issuance.  The Company does not expect adoption of ASU 2009-05 to have a material impact on the Company’s consolidated financial statements.

NOTE 10 – SUBSEQUENT EVENTS

On October 1, 2009, the Company issued 1,433,222 shares of common stock, with an estimated fair value of $69,368, to its contractors, consultants and legal advisors for services performed. These amounts were included in accounts payable at September 30, 2009.

On October 8, 2009, the Company entered into an independent consulting agreement with a scientist to assist with the research and development of the Company’s bioreactor device. The consultant was granted a stock option for 400,000 shares of the Company’s common stock in exchange for his services. On November 1, 2009, this consultant was appointed as the Company’s Chief Science Officer and Director of Business Development.

On November 9, 2009, the Company entered into an independent consulting agreement with an engineer to assist with the modification and production of the Company’s bioreactor device and related incubators. The consultant was granted a stock option for 400,000 shares of the Company’s common stock in exchange for his services.

The Company has evaluated all other subsequent events through November 13, 2009, the date of this filing, and determined there are no material recognized or unrecognized subsequent events.

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

The following discussion of our plan of operations, results of operations and financial condition as of and for the nine months and three months ended September 30, 2009, should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the nine months ended September 30, 2009, included in this Quarterly Report, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2008, including our annual audited financial statements set forth therein.

Overview

We are a biotechnology company involved in research and development of medical devices for cell expansion and maintenance.

Through June 30, 2008, our company was primarily focused on the development of stem cell targeting technology licensed from the US Department of Veteran Affairs (the “VA”) as well as additional development of our patented bioreactor. See our Annual Report on Form 10-K for the year ended December 31, 2008 for more information.

In July 2008, we received new data (previously withheld) from the Veteran’s Administration (“VA”) regarding its stem cell enabling therapeutic products. Unless we receive additional data from the VA that confirms the VA’s claims regarding the technology that we licensed from the VA, we believe that it will be necessary to perform a significant amount of additional work to determine if stem cells injected into animals along with CCG-TH30 or CCG-TH35 will localize in a target organ. We are considering whether to continue internal research and external collaborations to investigate stem cell targeting. We will need to raise significant additional funding in order to conduct such internal testing and external collaborations.

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

 (b)

conduct pre-clinical lab research to identify key cell lines for expansion and optimum configurations of the bioreactor device.

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

We anticipate that we will incur an aggregate of $1,000,000 in expenses and debt service for the next 12 months as follows:

(a)

$121,000 for facility and equipment related expenses;

(b)

$80,000 for debt service;

(c)

$135,000 for pre-clinical work, quality assurance, manufacturing of biologic material, academic collaborations and further research collaborations;

(d)

$128,000 for design and device manufacturing;

(e)

$160,000 for legal expenses related to intellectual property prosecution, general corporate matters and facility lease negotiation, and accounting expenses related to quarterly reviews and annual audits;

(f)

$255,000 for salaries and consulting; and

(g)

$121,000 for general and administrative, travel, conferences and public relations.

During the next 12 months, we anticipate that we will generate minimal non-recoverable engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology.  We had cash of $524 and a working capital deficit of $893,039 at September 30, 2009.  We presently do not have sufficient cash to fund our operations, and have curtailed substantially all activities, other than those called for by the execution of our Interim Operating Plan.

During the period covered by our Interim Operating Plan, we expect to fund our operations through a combination of issuances of stock, including issuances of stock and stock options registered pursuant to an S-8 registration statement, as payment in-kind to our independent contractors, consultants and other service providers, and the issuance of convertible loans from current stockholders and other investors. However, there is no certainty that we will be able to obtain these loans on commercially reasonable terms or when needed, or that they will be sufficient to meet our cash requirements. Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses and debt service for the next 12 months and pursue our plan of operations.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008.

The following table sets out our consolidated net loss for the periods indicated:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
Consulting	-	43,630
General and administrative	51,463	276,814
Professional fees	185,100	247,135
Research, development and laboratory	-	78,031
Salaries and benefits	-	27,048
Stock-based compensation	255,000	26,898
Other Income (Expense)	50,226	(593,218)
Net Loss	(441,337)	(1,292,774)

Revenues

We have had no operating revenues since our inception on January 14, 2005 to September 30, 2009.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

Consulting Fees

In the three months ended September 30, 2009, there were no consulting fees, compared to $43,630 for the same period of 2008, primarily due to the curtailment of nearly all activities in 2009.

General and Administrative Expenses

Our general and administrative expenses in the three months ended September 30, 2009, decreased to $51,463 from $276,814 for the same period of 2008, primarily as a result of the curtailment of nearly all activities. In 2009, general and administrative expenses consist primarily of lease costs.

Professional Fees

In the three months ended September 30, 2009, we incurred professional fees of $185,100, compared to $247,135 for the same period of 2008. The decrease is primarily related to the curtailment of nearly all activities.

Research, Development and Laboratory Expenses

In the three months ended September 30, 2009, we incurred no research, development and laboratory expenses, compared to $78,031 for the same period of 2008. The decrease was primarily due to the curtailment of nearly all activities.

Salaries and Benefits

In the three months ended September 30, 2009, we paid no salaries and benefits to our directors, officers and employees, compared to $27,048 for the same period of 2008, due to the curtailment of nearly all activities.

Stock-Based Compensation

In the three months ended September 30, 2009, we incurred stock-based compensation expenses of $255,000 in connection with the compensation of our directors, consultants and contractors.  In the three months ended September 30, 2008, we incurred stock-based compensation expenses of $26,898 in connection with the compensation of our officers, employees and consultants.

Net Loss

As a result of the above, our net loss for the three months ended September 30, 2009 was $441,337, compared to $1,292,774 for the same period of 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.

The following table sets out our consolidated net loss for the periods indicated:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
Consulting	37,028	692,989
General and administrative	385,486	850,262
Professional fees	344,820	1,057,852
Research, development and laboratory	506	606,864
Salaries and benefits	-	655,381
Stock-based compensation	409,667	176,286
Other Income (Expense)	(12,661)	(629,483)
Net Loss	(1,190,168)	(4,669,117)

Revenues

We have had no operating revenues since our inception on January 14, 2005 to September 30, 2009.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

Consulting Fees

In the nine months ended September 30, 2009, consulting fees decreased to $37,028, compared to $692,989 for the same period of 2008, primarily due to the curtailment of nearly all activities.

General and Administrative Expenses

Our general and administrative expenses in the nine months ended September 30, 2009 decreased to $385,486 from $850,262 for the same period of 2008, primarily as a result of the curtailment of nearly all activities. In 2009, general and administrative expenses consist primarily of lease costs.

Professional Fees

In the nine months ended September 30, 2009, we incurred professional fees of $344,820, compared to $1,057,852 for the same period of 2008. The decrease is primarily related to the curtailment of nearly all activities.

Research, Development and Laboratory Expenses

In the nine months ended September 30, 2009, we incurred research, development and laboratory expenses of $506, compared to $606,864 for the same period of 2008. The decrease was primarily due to the curtailment of nearly all activities.

Salaries and Benefits

In the nine months ended September 30, 2009, we paid no salaries and benefits to our directors, officers and employees, compared to $655,381 for the same period of 2008, due to the curtailment of nearly all activities.

Stock-Based Compensation

In the nine months ended September 30, 2009, we incurred stock-based compensation expenses of 409,667 in connection with the compensation of our directors, consultants and contractors.  In the nine months ended September 30, 2008, we incurred stock-based compensation expenses of $176,286 in connection with the compensation of our officers, employees and consultants.

Net Loss

As a result of the above, our net loss for the nine months ended September 30, 2009 was $1,190,168, compared to $4,669,117 for the same period of 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had cash in the amount of $524 and a working capital deficit of $893,039.  Our planned expenditures and debt service over the next 12 months are expected to amount to approximately $1,000,000, and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities, other than those called for by the execution of our Interim Operating Plan.

During the period covered by our Interim Operating Plan, we expect to fund our operations through a combination of issuances of stock, including issuances of stock and stock options registered pursuant to an S-8 registration statement, as payment in-kind to our independent contractors, consultants and other service providers, and the issuance of convertible loans from current stockholders and other investors. However, there is no certainty that we will be able to obtain these loans on commercially reasonable terms or when needed, or that they will be sufficient to meet our cash requirements. Accordingly, we anticipate that we will require additional financing in order to pursue our plan of operations for the next 12 months.  If we are unable to obtain additional financing, we may have to abandon our business activities and plan of operations.

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

Cash Used in Operating Activities

Cash used in operating activities in the nine months ended September 30, 2009 was $2,024, compared to $2,613,707 for the same period of 2008.  In 2009, operating activities used cash primarily for insurance and payment to our outside auditors. In 2008, cash was used in general operations. We anticipate that cash used in operating activities will be limited over the balance of 2009 as we move forward with limited operations and respond to certain lawsuits.  We have funded our operations primarily from the issuance of our common stock, and expect to continue efforts to raise additional capital through the sale of stock.

Cash Used In Investing Activities

In the nine months ended September 30, 2009, investing activities provided cash of $5,050, compared to using cash in the amount of $355,954 for the same period of 2008. In 2009, we sold some of our laboratory equipment to raise cash, while in 2008 we invested in the acquisition of intellectual property and the purchase of furniture and lab and office equipment for our facility.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and issuance of convertible promissory notes.  In the nine months ended September 30, 2009, we used cash in the amount of $8,806 for debt service, compared to net proceeds of $683,938 for the same period of 2008, from the sale of our common stock.

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

Income Taxes

We follow the provisions of FASB ASC 740, “Income Taxes” (formerly Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”), under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  The provisions of ASC 740 also require the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that the realization of such benefits is more likely than not.  To the extent that it is more likely than not that such benefits will not be received, we record a valuation allowance against the related deferred tax asset.

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

Stock-Based Compensation

We account for our stock option plan primarily under the recognition and measurement principles of FASB ASC 718, “Compensation – Stock Compensation” (formerly Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payments”). Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in ASC 718. We recorded stock-based compensation expense in the amount of $409,667 during the nine months ended September 30, 2009.

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855, “Subsequent Events” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”). This Statement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires us to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted ASC 855 during the second quarter of 2009.  There was no material impact on our financial statements.

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162”). ASC 105 establishes the FASB Accounting Standards Codification (the Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Our adoption of ASC 105 as of September 30, 2009 did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value” (“ASU 2009-05”), which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  ASU 2009-05 is effective for the first reporting period beginning after issuance.  We do not expect adoption of ASU 2009-05 to have a material impact on our consolidated financial statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Interim Principal Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Interim Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were certain changes and deficiencies in our internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) during the quarter ended September 30, 2009 that may  materially affect, or is reasonably likely to materially affect, our internal control over financial reporting. These changes included the lack of a full-time dedicated accountant, the suspension of most of the Company’s operations, and the conversion of the accounting system to a less sophisticated system that may not have adequate audit controls built-in.

__________

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

In January 2008, three stockholder lawsuits were filed against us in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178.  An amended complaint consolidating the 3 lawsuits has been filed and the amended consolidated complaint alleges, inter alia, that our previous officers and directors filed misleading statements with the Securities and Exchange Commission, and that misleading information was posted on our website.  The lawsuits claim that investors purchased our stock based on the alleged misleading statements and seek monetary relief. The lawsuit has not been certified for class action status as of the date of this report. We are disputing the basis for the lawsuit and intend to vigorously defend against it.  While we do not believe the lawsuit has merit, an adverse outcome could have a material adverse effect on our financial position and results of operations.

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

In January 2008, the U.S. Securities and Exchange Commission (“SEC”) notified us that it was commencing an informal non-public inquiry regarding certain matters related to our filings. The SEC requested that we voluntarily produce documents relating to its investigation. On May 12, 2008, we learned that the informal inquiry commenced by the SEC had become a formal investigation.

On September 8, 2009, we entered into a consent decree with the Enforcement Division of the SEC, neither admitting nor denying any wrongdoing.

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

Item 1A.

Risk Factors

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities

During the nine month period ended September 30, 2009, we issued securities as follows:

•

592,742 shares of common stock were issued to a director for past director fees with an estimated fair value of $36,750.

•

978,768 shares of common stock to its acting Chief Financial Officer for services provided with an estimated fair value of $61,344.

•

3,136,535 shares of common stock to its consultants, contractors and legal advisors for services provided with an estimated fair value of $198,295.

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

CELLCYTE GENETICS CORPORATION
Dated: November 13, 2009. Per:	/s/ John M. Fluke, Jr John M. Fluke, Jr. Interim Principal Executive Officer

__________