Form 10-K
period 2009-12-31
CELLCYTE GENETICS CORP
filed 2010-04-15
CIK 1325279

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

☐

Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number:  000-52238

CELLCYTE GENETICS CORPORATION

(Name of registrant in its charter)

Nevada	86-1127046
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
14205 SE 36th St. Suite 100, Bellevue, Washington	98006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (425) 519-3755

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.     ☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes             ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes  ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐

Accelerated Filer ☐

Non-Accelerated Filer ☐

Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the last day of the registrant’s most recently completed fiscal quarter was $2,146,655 based upon the closing price of such common stock on the OTC Bulletin Board of $0.0302.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  72,337,745 shares of common stock as of April 14, 2010.

__________

CELLCYTE GENETICS CORPORATION

Form 10-K

__________

PART I

2

ITEM 1.

BUSINESS

2

ITEM 1A.       RISK FACTORS

7

ITEM 2.

PROPERTY

12

ITEM 3.

LEGAL PROCEEDINGS

12

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

PART II

13

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

13

ITEM 6.

SELECTED FINANCIAL DATA

15

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

15

ITEM 8.

FINANCIAL STATEMENTS

22

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

22

ITEM 9A.

CONTROLS AND PROCEDURES

22

ITEM 9B.

OTHER INFORMATION

24

PART III

25

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

25

ITEM 11.

EXECUTIVE COMPENSATION

28

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

30

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

31

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

31

PART IV

32

ITEM 15.

EXHIBITS

32

SIGNATURES

33

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2009 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

In 2008, we substantially changed our business plan and we became involved in several different lawsuits and a securities investigation. During 2009 we were primarily focused on resolving our legal issues and did not conduct any research and development activities.

The CellCyte Acquisition

On March 30, 2007, we completed the acquisition of all of the issued and outstanding shares (the “Purchased Shares”) of CellCyte pursuant to a Share Exchange Agreement among CellCyte, the stockholders of CellCyte (the “Vendors”) and our company dated March 14, 2007 (the “Share Exchange Agreement”).

In accordance with the terms of the Share Exchange Agreement, at closing, we raised, by way of a private placement of units (the “Private Placement”), a total of $5,971,000.

Accounting Treatment

The CellCyte acquisition constituted a recapitalization of our company and has been accounted for in accordance with principles applicable to accounting for reverse acquisitions with CellCyte, the legal subsidiary, being treated as the accounting parent and our company, the legal parent, being treated as the accounting subsidiary.  Accordingly, the consolidated results of operations and cash flows of our company set forth in this Annual Report include those of CellCyte for all periods presented and those of our company subsequent to the date of the CellCyte acquisition.

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

In July 2008, we received new data material from the VA. We thoroughly reviewed this data and determined that the original data that we received from the VA was incomplete and that images of certain mice were not included. Furthermore, we have concluded from our review that the new data does not demonstrate that the stem cells injected after CCG-TH30 or CCG-TH35 were, in fact, localized in the desired target organ, e.g., the heart, as represented by the VA and the inventor, a VA employee. As a result, unless we receive additional data from the VA that confirms the VA's claims regarding the technology that we licensed from the VA, we believe that it will be necessary to perform additional research to determine if stem cells injected into animals along with CCG-TH30 or CCG-TH35 will localize in a target organ. We have elected to discontinue all research and development activities related to this licensed technology. If we decide to move forward with this research, we will need to raise additional funding in order to conduct such internal testing and external collaborations.

As it relates to other aspects of our current business plan, this data has no scientific impact on our bioreactor device business segment. Due to events which occurred or became known in 2008, we intend to focus our efforts over the next twelve months within the device segment.

Our Device Division

Cell Expansion and Maintenance

We have purchased a cell expansion technology that was intended as a complementary addition to our therapeutic portfolio.  The technology has two patents issued (Cell Production Bioreactor, US Patent Number 5,622,857 and Incubation device, US Patent Number 5,882,918) and is in the development and prototype testing stage. One of the principle advantages of this technology is superior control of oxygenation of cells, achieved by the separation of oxygen and nutrient-supply into dedicated bundles of hollow semi-permeable fibers. Stem cells, islet cells and other cells are significantly influenced by oxygen. This technology has demonstrated superior oxygenation by allowing cells to expand and completely fill the bioreactor with viable cells.  A three-dimensional bioreactor chamber with a volume of 17 ml, for example, has been shown to grow over 10 billion hybridoma cells. In contrast, more traditional methods of cell expansion using roller bottles or spinner flasks produce significantly fewer viable cells, while using more raw materials. In addition, the cells can grow in a three-dimensional network, thereby emulating some of the characteristics of cell growth in solid organs.  Prior to our acquisition of this technology, our bioreactor had already proven successful in growing, expanding and extending the life of 14 different cell lines, including embryonic stem cells.

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

Our Business Model

Our current business model focuses on the demonstration and development of our bioreactor technology in collaboration with independent research organizations to confirm the device’s efficacy in a wide range of applications and uses to support external research and to become an integral part of the process of bringing research to market, and then in the ultimate production of end-use therapies and products.  We intend to position our technology as a more efficient and cost effective means of expanding a wide range of cell types which has the ability to accelerate research into a broad range of therapies.

We believe this model offers the shortest pathway to begin generating revenues.  We believe our technologies and the following strategies will make this possible:

Focus on Synergistic Technologies

We plan on only developing and commercializing breakthrough discoveries with large market demand that have undergone research with positive outcomes.  Our current product platform was chosen because it may offer a wide range of possible commercial and therapeutic applications, either individually or in combination with other product candidates, either those that we develop in-house or acquire, or those of other companies.  We believe this approach may afford us the opportunity to quickly advance our research and broaden our intellectual property portfolio while mitigating risks and costs of early stage clinical development.

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

We also intend to collaborate with nonprofit research organizations in applying for State and federal research grants to help fund the development of specific configurations and applications of our bioreactor technology.

Patents, Proprietary Rights and Licenses

We believe that protection and defense of our intellectual property is critical to our business.  Our know-how may also provide a significant competitive advantage, and we may continue to develop and protect our proprietary know-how.  We may also from time to time seek to acquire licenses to important externally developed technologies.

We have exclusive rights to certain patents related to our products and methods of deriving and using them.  These patents and patent applications include two issued United States patents (Cell Production Bioreactor, US Patent Number 5,622,857 and Incubation device, US Patent Number 5,882,918). We also rely upon trade-secret protection for our confidential and proprietary information and take active measures to control access to that information.

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

The patent positions of biotechnology companies, including our company, are uncertain and involve complex and evolving legal and factual questions.  The coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued.  Consequently, we do not know whether any future applications will result in the issuance of patents, or if any existing or future patents will provide significant protection or commercial advantage or will be circumvented by others.  Since patent applications are secret until the applications are published (usually eighteen months after the earliest effective filing date), and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each pending patent applications or that we were the first to file patent applications for such inventions.  There can be no assurance that patents will issue from future patent applications or, if issued, that such patents will be of commercial benefit to us, afford us adequate protection from competing products, or not be challenged or declared invalid.

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

A number of biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell expansion and maintenance and other technologies potentially relevant to or required by our expected products.  We cannot predict which, if any, of such applications will issue as patents or the claims that might be allowed.

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

Research and Development

During the years ended December 31, 2009 and 2008, we have incurred research and development costs of $0 and $622,111, respectively. At December 31, 2009 and 2008, the Company had $70,002 of capitalized patents.

Our previous research and development has consisted primarily of pre-clinical research work by our employees and consultants, development of our cell expansion and maintenance technology, and the licensing of patents and expenses relating to pursuing and prosecuting a range of patent claims related to stem cell delivery and purification.  During 2009 we did not have any employees and our consultants were primarily focused on developing an Interim Operating Plan. Over the next twelve months we intend to focus our efforts in expanding our proof-of-concept collaborations around the cell expansion and maintenance technology and allowing us to bring these products to market and generate revenues for our company.

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

Government Regulation

Our research and development activities and the future manufacturing and marketing of our products are, and will continue to be, subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries.

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

Employees

We currently have no full time employees and are relying on contractors and unpaid management to continue development of our bio-reactor technology and to seek financing to enable the continuation of operations.

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

Our financial situation is precarious and, based on currently estimated operating expenses, our existing capital resources will not be sufficient to fund our operations beyond the next three months.

We have incurred significant operating losses and negative cash flows from operations since inception.  We have not achieved profitability and may not be able to realize sufficient revenues to achieve or sustain profitability in the future. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts and for general and administrative expenses and other working capital requirements.  We have relied on proceeds from the sale of certain excess lab equipment, proceeds from equity offerings and convertible promissory notes, as well as the issuance of common stock to fund our operations.  If we exhaust our cash reserves and are unable to realize adequate financing, we may be unable to meet operating obligations and be required to initiate bankruptcy proceedings.  Our existing capital resources may not be sufficient to fund our operations beyond the next three months.

We have not been able to raise significant amounts of cash from either equity or debt financings due to the legal issues pertaining to our company. Our consultants and contractors have agreed to continue work for the company in exchange for the issuance of unrestricted common stock.

As more fully described in ITEM 3, since we have settled our outstanding legal issues, we intend to pursue opportunities to obtain additional financing through equity and debt financings, corporate alliances, grants and collaborative research arrangements.  However, the source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our research and development programs.  Funding may not be available when needed, at all, or on terms acceptable to us.  Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

Our independent registered public accounting firm’s report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, BehlerMick PS, state in their audit report attached to our audited consolidated financial statements for the years ended December 31, 2009 and 2008 that, since we have sustained operating losses since inception, have limited cash resources, have not generated any revenues to-date, these factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our Company.

We may need but fail to obtain partners to support our development efforts and to commercialize our technology.

We are relying on potential collaboration arrangements with outside research organizations to help us to develop our cell expansion and maintenance technology. We are providing our incubators and bioreactors along with our oversight to certain research organizations to assist with further development. There is no certainty that these organizations will continue these collaborations or that the results of these arrangements will prove successful. If any of our collaborators terminates their relationship with us or we fail to perform our obligations in a timely manner, the development or commercialization of our technology and potential products may be adversely affected.

If we are not able to continue these collaborations, or to enter into new arrangements, we will be required to slow down or discontinue our development efforts due to a lack of resources.

We may not be awarded any State or federal research grants.

We intend to apply for State and federal grants to help pay for the development of specific uses for our bioreactor technology. Certain of these grants may require that the application be submitted through a nonprofit research organization. We may not be able to find a nonprofit organization willing to partner with us, or if we do partner, that we will be awarded any research grants.

We have a history of operating losses, and we may fail to obtain revenues or become profitable.

We expect to continue to incur substantial operating losses in the future in order to conduct our research and development activities, and, if those activities are successful, to fund production and other expenses.  These expenses include the cost of acquiring technology, product testing, acquiring regulatory approvals, establishing production, marketing, sales and distribution programs and administrative expenses.  We have not earned any revenues from sales of any product.  We expect that any revenues we may earn in the foreseeable future will be derived from the sale of consumable bioreactors, cooperative agreements, research grants, investments and interest on invested capital, assuming that we are successful in raising capital.  We currently have no bioreactor product sales, cooperative agreements or current research grants, and we may not obtain any such agreements or additional grants in the future or receive any revenues from product sales.

If we are unable to protect our patents and proprietary rights, our business, financial condition and results of operations will be harmed.

We own certain patents related to our cell expansion and maintenance technology.  Patent protection for products such as those we propose to develop is highly uncertain and involves complex and continually evolving factual and legal questions.

The governmental authorities that consider patent applications can deny or significantly reduce the patent coverage requested in an application before or after issuing the patent.  Consequently, we do not know whether any of our future applications will result in the issuance of patents, if any existing or future patents will provide sufficient protection or significant commercial advantage or if others will circumvent these patents.  We cannot be certain that we were the first to discover the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions because patent applications are secret until they are published, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries.

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

If we learn of third parties who infringe our patent rights, we may need to initiate legal proceedings to enforce our patent rights.  These proceedings may entail significant costs, we may not have the resources to initiate or continue such proceedings, and these third parties may have significantly greater financial resources than us.  We may not prevail in these proceedings.

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

A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have received patents relating to cell expansion and maintenance and other technologies potentially relevant to or necessary for our expected future products.  We cannot predict which, if any, of the applications will issue as patents, and there may be existing patents of which we are currently unaware which the commercialization of our product candidates would infringe.  If third party patents or patent applications contain valid claims that our technology infringes upon their technology, we may be prevented from commercializing that technology unless the third party is willing to grant a license to us.  We may be unable to obtain licenses to the relevant patents at a reasonable cost, if at all, and may also be unable to develop or obtain alternative non-infringing technology.  If we are unable to obtain such licenses or develop non-infringing technology at a reasonable cost, our business could be significantly harmed.  Also, any infringement lawsuits commenced against us may result in significant costs, divert our management’s attention and result in an award against us for substantial damages.

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

We have been subject to legal proceedings.

As more fully described in ITEM 3, we have been the subject of a stockholder lawsuit, a lawsuit with a former employee, and an investigation by the Securities and Exchange Commission. While these legal matters have all been successfully settled or dismissed, we expended virtually all of our resources in defending ourselves.

Although all outstanding legal issues as of the date of this Annual Report have been settled or dismissed, there is no certainty that new legal issues may not arise, or, if they do, that we will have the resources available to defend ourselves.

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

The market price of our stock is likely to be highly volatile due to the risks and uncertainties described in this risk factors section, as well as other factors, including:

?

pending or potential lawsuits;

?

our ability to develop and test our technology;

?

our ability to patent or obtain licenses to necessary technology;

?

competition in our industry;

?

price and volume fluctuations in the stock market at large that are unrelated to our operating performance; and

?

comments by securities analysts, or our failure to meet market expectations.

As a result of this volatility, an investment in our stock is subject to substantial risk.  Furthermore, the volatility of our stock price could negatively impact our ability to raise capital in the future.

ITEM 2.

PROPERTY

We are on a month-to-month lease located at 14205 SE 36th Street, Suite 100, Bellevue, WA, 98006.

ITEM 3.

LEGAL PROCEEDINGS

In January 2008, three stockholder lawsuits were filed against us in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178.  An amended complaint consolidating the 3 lawsuits was filed and the amended consolidated complaint alleged, inter alia, that our company and our founding officers and directors filed misleading statements with the Securities and Exchange Commission regarding our products, and that we posted misleading information regarding an officer on our website.  The lawsuits claimed that investors purchased our stock based on the alleged misleading statements and seek monetary relief.

On March 22, 2010 all claims against our company and our founding officers and directors related to the stockholder lawsuits were dismissed, without prejudice, and without an award of costs to any party.

We were also engaged in a dispute with a former employee, who voluntarily resigned in 2007.  The former employee had signed an employment agreement with us which contains certain restrictions on their conduct after termination of employment.  The former employee was claiming to have been misled into signing the agreement and was seeking monetary damages for constructive discharge and relief from the terms of the employment contract, which we disputed.

On February 3, 2010, we entered into a Mutual Release Agreement with this former employee which settled all of our outstanding litigation involving this former employee. Both the arbitration and the underlying lawsuit were dismissed with prejudice, with none of the parties admitting any liability for damages. The Mutual Release Agreement became effective on March 3, 2010 following the completion of all activities contemplated under the Agreement.

In January 2008, the Securities and Exchange Commission (“SEC”) notified us that it was commencing an informal non-public inquiry regarding certain matters related to our filings. The SEC requested that we voluntarily produce documents relating to its investigation. On May 12, 2008, we learned that the informal inquiry commenced by the SEC had become a formal investigation. As a result of this action, our founding officers and directors resigned from their officer and director positions, and interim principal and executive and accounting officers were appointed. The interim officers also serve as our board of directors.

On September 8, 2009, we entered into a consent decree with the Enforcement Division of the SEC, neither admitting nor denying any wrongdoing.

In May 2009, the landlord of our facility filed a lawsuit against us claiming unpaid rent. On August 14, 2009, we entered into a lease termination agreement with our landlord, whereby the landlord dropped its suit against us in exchange for a promissory note and other concessions.

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

Quarter Ended	High Bid	Low Bid
March 31, 2008	7.20	0.20
June 30, 2008	0.99	0.32
September 30, 2008	0.49	0.20
December 31, 2008	0.30	0.10
March 31, 2009	0.075	0.065
June 30, 2009	0.076	0.076
September 30, 2009	0.070	0.052
December 31, 2009	0.035	0.030

On April 14, 2010, the closing sales price of our shares of common stock on the OTCBB was $0.028 per share.

Holders of Our Common Stock

As of the date of this report, we have 168 stockholders of record.

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

We have not declared any dividends.  We do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plans

The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders(1)	18,464,230	$0.186	33,905,000
Equity Compensation Plans Not Approved by Security Holders	-	-	-

(1)

Through December 31, 2008, we granted options to acquire 3,427,000 shares of our common stock at exercise prices between $1.50 and $0.32 per share pursuant to the 2007 Stock Option / Restricted Stock Plan. Due to the suspension of our operations and the termination of all of our employees on July 1, 2008, 1,692,000 of these options expired unexercised. During the year ended December 31, 2009, we granted options to acquire 15,810,000 shares of our common stock at exercise prices between $0.07 and $0.035 per share, pursuant to our Revised 2009 Stock Incentive Plan for Employees and Consultants.

Note: See Note 5 to the Consolidated Financial Statements for complete information on the assumptions used in the valuation of our common stock warrants and stock options.

Outstanding Equity Awards to Our Officers at Fiscal Year-End

Name and Principal Position	Number of Securities Underlying Unexercised options that are exercisable (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercisable Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares of Stock that have not Vested (#) (g)	Market Value of Shares of Stock that have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
John M. Fluke, Jr., Principal Executive Officer	150,000 6,000,000 1,000,000	- - -	- 2,000,000 (1) -	1.50 0.07 0.05	3/30/17 5/19/14 9/16/10	- - -	- - -	- - -	- 60,000 -
Randy Lieber, Principal Accounting Officer	2,250,000 1,000,000	- -	750,000 (2) -	0.07 0.05	5/19/14 9/16/10	- -	- -	- -	22,500 -

(1)

The remaining options for 2,000,000 shares of common stock vest on January 1, 2010.

(2)

The remaining options for 750,000 shares of common stock vest on January 1, 2010.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our plan of operations, results of operations and financial condition should be read in conjunction with our audited financial statements for the years ended December 31, 2009 and 2008 and the section of this Annual Report entitled “Description of Business”.

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

Plan of Operations

Our operations over the next 12 months will be limited by the amount of resources we are able to raise, and the willingness of our contractors and consultants to work for stock and stock option compensation. Accordingly, we have developed an Interim Operating Plan that may allow us to complete certain limited research and development activities while we attempt to raise adequate funding to restart our business.

Our plan of operations under our Interim Operating Plan for the next 12 months is to:

(a)

finalize our Interim Operating Plan and formalize contracts with our scientists and manufacturing consultants.

(b)

apply for State and federal research grants to develop specific configurations and applications of the bioreactor device.

 (c)

conduct pre-clinical lab research to identify key cell lines for expansion and optimum configurations of the bioreactor device.

(d)

complete the design and sourcing of components to begin small scale manufacturing of our cell expansion device technology for use in collaborative research with academic and institutional research organizations.

(e)

initiate collaborative demonstrations of our bioreactor product with independent research laboratories that require the expansion of cord blood stem cells, maintenance of islet cells and production of other cell lines and proteins.

(f)

locate and occupy new office, lab and manufacturing space if required to execute our Interim Operating Plan.

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

(e)

$210,000 for legal expenses related to intellectual property prosecution, general corporate matters and facility lease negotiation, and accounting expenses related to quarterly reviews and annual audits;

(f)

$205,000 for salaries and consulting; and

(g)

$121,000 for general and administrative, travel, conferences and public relations.

During the next 12 months we anticipate that we will generate minimal non-recoverable engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology.  We had cash and cash equivalents of $7,301 and a working capital deficit of $(794,419) at December 31, 2009.  We presently do not have sufficient cash to fund our operations, and have curtailed substantially all activities, other than those called for by the execution of our Interim Operating Plan.

During the period covered by our Interim Operating Plan, we expect to fund our operations through a combination of the sale of excess laboratory equipment, issuances of stock, including issuances of stock and stock options registered pursuant to an S-8 registration statement, as payment in-kind to our independent contractors, consultants and other service providers, and the issuance of convertible loans from current stockholders and other investors. However, there is no certainty that we will be able to obtain these loans on commercially reasonable terms or when needed, or that they will be sufficient to meet our cash requirements. Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses and debt service for the next 12 months and pursue our plan of operations.

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

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the issuance of promissory notes or the sale of our common stock to fund our business plan going forward.  In the absence of such financing, our business plan will fail.

Results of Operations

The following table sets forth selected financial information relating to our company for the periods indicated:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues	$ -	$ -
Operating expenses
Consulting	(37,509)	(746,273)
General and administrative	(418,290)	(1,111,245)
Professional fees	(405,863)	(952,524)
Research, development and laboratory	-	(622,111)
Salaries and benefits	-	(655,907)
Stock-based compensation	(467,000)	(176,286)
Net loss	(1,420,437)	(5,306,159)

We have been funding our operations primarily by way of private placements of shares of our common stock and the issuance of convertible promissory notes.  We will require additional capital to meet our immediate and long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

We have had no operating revenues since our inception on January 14, 2005, to December 31, 2009.  We anticipate that we will not generate any significant revenues for so long as we are a development stage company.

Consulting Expenses

We had consulting expenses of $37,509 in the year ended December 31, 2009, compared to $746,273 in the year ended December 31, 2008, relating to the suspension of nearly all activities in 2009 and the last half of 2008.

General and Administrative Expenses

Our general and administrative expenses in the year ended December 31, 2009 decreased to $418,290 from $1,111,245 in 2008, primarily as a result of the suspension of nearly all activities in 2009 and the last half of 2008.

Professional Fees

In the year ended December 31, 2009, we incurred professional fees of $405,863, compared to $952,524 in 2008, primarily as a result of the suspension of nearly all activities in 2009 and the last half of 2008.

Research, Development and Laboratory Expenses

In the year ended December 31, 2009, we had no research, development and laboratory expenses, compared to $622,111 in 2008, primarily as a result of the suspension of nearly all activities in 2009 and the last half of 2008.

 Salaries and Benefits

In the year ended December 31, 2009, we paid no salaries and benefits, compared to $655,907 in 2008, primarily as a result of the suspension of nearly all activities in 2009 and the last half of 2008.

Stock-Based Compensation

In the year ended December 31, 2009, we incurred stock-based compensation expense of $467,000, compared to $176,286 in 2008, directly related to the increased use of options to compensate our consultants and Board members for their work our behalf.

Net Loss

As a result of the above, our net loss for the year ended December 31, 2009 was $1,420,437, compared to $5,306,159 in 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had cash in the amount of $7,301 and a working capital deficit of $(794,419).  Our planned expenditures over the next twelve months are expected to amount to approximately $1,000,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities. We will require additional financing in order to pursue our plan of operations for the next twelve months.  There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.  If we are unable to obtain additional financing, we may have to reduce or abandon our business activities and plan of operations.

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

Cash Used in Operating Activities

Cash used in operating activities in the year ended December 31, 2009, was $29,240, compared to $2,663,630 in the year ended December 31, 2008. Nearly all of the cash used for operating activities in 2008 was incurred in the first six months and was related to the commencement of our new plan of operations.  Cash used for operating activities in 2009 was very limited and was primarily limited to debt service and outside accounting services.

Cash Used In Investing Activities

In the year ended December 31, 2009, investing activities provided cash of $36,225, compared to the use of cash of $321,861 in the year ended December 31, 2008. During 2008 we were still purchasing equipment and furniture for our new facility, while in 2009 we began selling some of our excess equipment to help fund our operations.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock.  In the year ended December 31, 2009, financing activities used cash in the amount of $5,988, primarily for debt service, compared to providing cash in the amount of $700,338 in the year ended December 31, 2008, primarily from the sale of our common stock.

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

Material Commitments

On August 14, 2009, we finalized a lease termination agreement with our landlord whereby we executed a promissory note in the amount of $275,000, provided certain other concessions, and agreed to vacate our facility. The promissory note bears interest at the annual rate of 12%, required a payment of $25,000 on or before December 1, 2009, has monthly payments of $5,000 commencing January 1, 2010, and is collateralized by all of the remaining assets of the Company. The initial $25,000 payment was made on December 1, 2009.  As of April 14, 2010 we were delinquent on our payments by $7,000.

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

Income Taxes

We follow the provisions of FASB ASC 740, “Income Taxes”, under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  The provisions of ASC 740 also require the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that the realization of such benefits is more likely than not.  To the extent that it is more likely than not that such benefits will not be received, we record a valuation allowance against the related deferred tax asset.

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

Stock-Based Compensation

We account for our stock option plan primarily under the recognition and measurement principles of FASB ASC 718, “Compensation – Stock Compensation” Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in ASC 718. We recorded stock-based compensation expense in the amount of $467,000 during the year ended December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) (codified within ASC 820 “Fair Value Measurements and Disclosures”). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. We will comply with the additional disclosures required by this guidance upon its adoption in January 2011.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing” (ASC 860 “Accounting for Transfers of Financial Assets”). ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, with early adoption not permitted. We will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. We are currently assessing the impact of ASU 2009-13 on our consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements”, a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently assessing the impact of ASU 2009-13 on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles”. ASC 105 establishes the FASB Accounting Standards Codification (the Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of ASC 105 as of September 30, 2009 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events”. This Statement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires that a Company disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted ASC 855 during the second quarter of 2009.  There was no material impact on the our financial statements.

ITEM 8.

FINANCIAL STATEMENTS

We have filed as part of this Annual Report our audited financial statements as of and for the years ended December 31, 2009 and 2008, and the related notes to these financial statements. These financial statements are set forth in this Annual Report beginning on page F-1 below, and are incorporated by reference in this Item 8.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes or disagreements with our accountants on accounting and financial disclosure during the two previous fiscal years.

BehlerMick PS (previously known as Williams & Webster, P.S.) have not been consulted on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our company's financial statements.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by CellCyte Genetic Corporation’s management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of CellCyte Genetic Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the

Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2009, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties,, lack of appropriate accounting policies, journal entry documentation procedures and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that CellCyte Genetics Corporation’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of these material weaknesses, CellCyte Genetics Corporation believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, CellCyte Genetics Corporation’s financial condition as of December 31, 2009 and 2008, and results of its operations and cash flows for the years ended December 31, 2009 and 2008, in conformity with United States generally accepted accounting principles (GAAP).

Management’s Report on Internal Control Over Financial Reporting

Management of CellCyte Genetic Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  CellCyte Genetic Corporation’s internal control over financial reporting is a process, under the supervision of the Principal Executive Officer and the Principal Accounting Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external purposes in accordance with United States generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

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

CellCyte Genetic Corporation’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, CellCyte Genetics Corporation’s management has concluded that, as of December 31, 2009, the CellCyte Genetics Corporation’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) during the year ended December 31, 2009 that may  materially affect, or is reasonably likely to materially affect, our internal control over financial reporting. We have previously disclosed the suspension of a significant portion of the Company’s operations, and the appointment of the Audit Committee Chairman, previously an independent director, as the Interim Principal Executive Officer.

ITEM 9B.

OTHER INFORMATION

Not applicable.

__________

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the end of the fiscal year covered by this Annual Report are as follows:

Name and Municipality of Residence	Age	Current Office with CellCyte Genetics Corporation	Director or Officer Since
Randy A. Lieber Issaquah, Washington, USA	53	Principal Accounting Officer and a director	November 24, 2008
John M. Fluke, Jr. Bellevue, Washington, U.S.A.	67	Interim Principal Executive Officer and a director	June 1, 2007

The following is a description of the business background of the directors and executive officers of our company:

John M. Fluke, Jr. – Interim Principal Executive Officer and a director

Mr. Fluke, age 67, is the Chairman of Fluke Capital Management, LP; the Fluke family's investment and trust management company. He founded the company in 1976. Mr. Fluke graduated from the University of Washington in 1964, with a Bachelor of Science Degree in Electrical Engineering, and received his Master's Degree in Electrical Engineering from Stanford University in 1966.

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

Mr. Fluke currently serves on the Boards of two emerging - or re-emerging - companies: Metron Systems, Inc. (maker of precision laser scanning systems for use in quality assurance in manufacturing) and MaestroSoft, Inc. (maker of charitable event management software). Over the last three decades many of Mr. Fluke's governance positions with smaller companies have required direct and frequent interaction with management to balance the achievement (or maintenance) of cash flow positive performance without deviating from best governance practices.

Mr. Fluke is a director of PACCAR Inc. (since 1984), where he also serves as audit committee financial expert and chairman of the Nominating and Governance Committee. He also currently serves as a director of Tully's Coffee Company (since 2005) and chairs its audit committee. Mr. Fluke is a former director and chairman of the audit committee for PRIMUS International (2003 to 2006) and American Seafoods Group (2003 to 2006) where he served on the audit committee. He has also served on the boards and audit committees of Peoples National Bank (1984 to 1993) and US Bank of Washington (1993 to 1997).

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

Mr. Fluke served as a member of the University of Washington's Engineering Visiting Committee (1982 - 2005), the University of Washington Foster School of Business Advisory Board (since 1987), the University of Washington Applied Physics Laboratory Advisory Board (since 1992) and the Pacific Museum of Flight (since 1988). He also is past Chairman of the board of Junior Achievement of Washington and was a member of the board of the Washington Policy Center. Mr. Fluke previously served on the Stanford University Engineering Advisory Council (1985 to 1989). He is a trustee-emeritus of the University of Puget Sound (1984-2002), a past trustee of St. Thomas School of Medina, WA (1988 to 1995) and served on the Washington State Higher Education Coordinating Board (1987 to 2000) and the Washington Business Roundtable and its Education Committee (1984 to 2001).

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

Randy A. Lieber – Principal Accounting Officer and a director

Mr. Lieber, age 53, is a senior financial professional with more than 29 years of experience working with both public and private companies. He is the managing partner of Abacube Accounting Services, which provides a full range of accounting and tax services to small and medium sized businesses.

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

Our Board of Directors has determined that Mr. Fluke qualifies as a “financial expert”. None of our executive officers are “independent” according to the standards for independence prescribed by the American, NASDAQ or NYSE Stock Exchanges.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based upon these forms, our officers, directors and ten percent stockholders were in compliance during the fiscal year ended December 31, 2009.

Code of Ethics

We have not as yet adopted a Code of Ethics.  We plan to adopt a Code of Ethics applicable to our directors, officers and employees in 2010 following the resumption of operations.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our Principal Executive and Accounting Officers. No other executive officer earned more than $100,000 in 2009 or 2008 (the “Named Executive Officers”). During 2009 all compensation was in the form of stock grants or stock option grants. Compensation for stock grants reflect the estimated fair value of our common stock on the date of issuance, while the compensation for stock option awards is calculated using the Black-Scholes model, using the assumptions discussed in the notes to our financial statements, and recognized over the vesting period.

.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
John M. Fluke, Jr., Principal Executive Officer	2009 2008	- N/A	- N/A	- N/A	245,000 N/A	- N/A	- N/A	- N/A	245,000 N/A
Randy Lieber, Principal Accounting Officer	2009 2008	- N/A	- N/A	75,461 N/A	57,500 N/A	- N/A	- N/A	- N/A	132,961 N/A
Gary A. Reys, Chief Executive Officer	2009 2008	N/A 160,417	N/A -	N/A -	N/A -	N/A -	N/A -	N/A -	N/A 160,417

Stock Options

John M. Fluke, Jr. became our Interim Principal Executive Officer during 2008. Mr. Fluke was granted an option in March 2007 for 150,000 shares of our common stock with an exercise price of $1.50 per share. During 2009, Mr. Fluke was granted options to purchase 9,000,000 shares of common stock at exercise prices between $0.07 and $0.05 per share.

Randy A. Lieber became our Interim Principal Accounting Officer during 2008. During 2009, Mr. Lieber was granted options to purchase 4,000,000 shares of common stock at exercise prices between $0.07 and $0.05 per share.

Stock Option Plans

In connection with the CellCyte acquisition, on March 30, 2007, our Board of Directors adopted a 2007 Stock Option/Restricted Stock Plan (the “2007 Plan”).  The following summary of the 2007 Plan is not complete and is qualified in its entirety by reference to the 2007 Plan, a copy of which has been filed with the SEC.

The purpose of the 2007 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success of our company’s business.  The number of shares available for issuance under the 2007 Plan is 5,450,000 shares.  If an award under the 2007 Plan should expire or become unexercisable for any reason and without having been exercised in full, or surrendered pursuant to an option exchange program, then the shares that were subject to such expiry or unexercised award shall again become available for future grant under the 2007 Plan.  The 2007 Plan is administered by our company’s Board of Directors or a committee appointed by the Board.  The term of the 2007 Plan is ten years from the date of its adoption by the Board.

On January 24, 2009, our Board of Directors approved the 2009 Stock Incentive Plan for Employees and Consultants (“the 2009 Plan”), the purpose of which is to provide our employees and consultants with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of our company, and to facilitate attracting and retaining exceptional employees and consultants.

Under the 2009 Plan, we have reserved and registered 46,000,000 shares of our common stock to be used as compensation to employees and contractors for services rendered.

See Note 5 to our Consolidated Financial Statements for additional information regarding the total number of equity awards outstanding, and the significant assumptions used in their valuation.

Director Compensation

We pay our directors for their services as directors in restricted stock grants and/or options for unrestricted common stock.  The following table sets forth information about compensation paid to our directors in 2009:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
John M. Fluke, Jr.	-	36,750	75,000	-	-	-	111,750
Randy A. Lieber	-	-	75,000	-	-	-	75,000

During 2009, Mr. Fluke was paid director fees as specified by the CellCyte’s Director Fee Schedule adopted upon Mr. Fluke’s appointment to our Board of Directors in June 2007. Mr. Fluke was granted a total of 592,742 shares of our common stock in 2009.

Compensation for stock grants reflect the estimated fair value of our common stock on the date of issuance, while the compensation for stock option awards is calculated using the Black-Scholes model, using the assumptions discussed in the notes to our financial statements, and recognized over the vesting period. See Note 5 to our Consolidated Financial Statements for more complete information on the assumptions used in valuing our stock compensation.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Potential Payments Upon Termination or Change-in-Control

Information with respect to any payouts upon the termination of a Named Executive Officer or a change-in-control of our company is set forth below under “Employment Agreements”.

Employment Agreements

We do not currently have any employment agreements with executive officers.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock held by him, except as otherwise indicated. As of April 14, 2010, there are 72,337,745 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Shares(1)	Percent
Named Executive Officers and Directors(2)
Randy A. Lieber Principal Accounting Officer and a director	8,560,585(4)	9.7%
John M. Fluke, Jr. Interim Principal Executive Officer and a director	11,287,989(3)	12.8%
Directors and Executive Officers as a Group (2 Persons)	19,848,574	22.5%
Beneficial Owners of in Excess of 5% (other than Executive Officers and Directors)
Gary A. Reys Stockholder	18,625,000	21.1%
Dr. Ronald W. Berninger, Ph.D. Stockholder	18,625,000	21.1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 14, 2010. As of April 14 2010, there were 72,337,745 shares issued and outstanding. In addition, stockholders listed above hold 15,950,000 options to purchase common stock that are included in the beneficial ownership calculation.

(2)

The address of the executive officers and directors is 14205 SE 36th Street, Suite 100, Bellevue, Washington, U.S.A., 98006.

(3)

Includes vested options to acquire up to 10,550,000 shares of our common stock at exercise prices of $0.05 to $1.50 per share.

(4)

Includes vested options to acquire up to 5,400,000 shares of our common stock at exercise prices of $0.05 to $0.07 per share.

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

On December 23, 2009, our Chief Science Officer loaned our company $25,000 under a convertible promissory note. In connection with this promissory note, we also issued him a warrant to purchase 150,000 shares of our common stock.

Material Contracts

None.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

We engaged BehlerMick PS (formerly Williams & Webster, P.S.), Certified Public Accountants, as our independent auditors effective April 27, 2007.  The following table provides information relating to the fees we paid to our independent auditors for the periods indicated:

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008
Audit Fees	$54,301	$82,063
Audit-related Fees	-	-
Tax Fees	-	$3,829
All other Fees	-	-

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

April 15, 2010
John M. Fluke, Jr., Director

Date

/s/ Randy Lieber

April 15, 2010
Randy Lieber, Director

Date

CELLCYTE GENETICS CORPORATION

(a Development Stage Company)

Consolidated Financial Statements

December 31, 2009

Index

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

CELLCYTE GENETICS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of CellCyte Genetics Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from January 14, 2005 (Inception) to December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CellCyte Genetics Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from January 14, 2005 (Inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BehlerMick PS

BehlerMick PS

Spokane, Washington

April 14, 2010

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,301	$6,304
Other receivables	25,900	-
Prepaid expenses and deposits	6,875	78,898
Total Current Assets	40,076	85,202

OTHER ASSETS
Furniture and equipment, net of depreciation and impairment	137,787	537,945
Intellectual property, net of amortization and impairment	38,732	46,236
Total Other Assets	176,519	584,181

TOTAL ASSETS	$216,595	$669,383

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$644,666	$935,283
Accrued expenses	19,277	-
Due to related parties	140,704	134,239
Deferred rent	-	7,853
Note payable - current portion	29,848	-
Convertible note payable to related party	-	16,400
Total Current Liabilities	834,495	1,093,775

LONG TERM LIABILITIES
Convertible notes - related party	22,000	-
Note payable - long term portion	232,256	-
Total Long Term Liabilities	254,256	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
71,081,307 and 62,919,845 shares issued and outstanding, respectively	71,081	62,920
Additional paid in capital	10,956,070	9,926,010
Common stock purchase warrants	49,154	114,702
Deficit accumulated during development the stage	(11,948,461)	(10,528,024)
Total Stockholders' Deficit	(872,156)	(424,392)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$216,595	$669,383

The accompanying notes are an integral part of these consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
	Year Ended		(January 4, 2005)
	December 31,		to December 31,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Consulting	37,509	746,273	1,677,607
General and administrative	418,290	1,111,245	2,282,925
Professional fees	405,863	952,524	1,607,389
Research, development and laboratory	-	622,111	1,296,619
Salaries and benefits	-	655,907	1,457,524
Stock-based compensation	467,000	176,286	2,423,286
Total Operating Expenses	1,328,662	4,264,346	10,745,350

LOSS FROM OPERATIONS	(1,328,662)	(4,264,346)	(10,745,350)

OTHER INCOME (EXPENSE)
Interest income	-	19,890	32,512
Interest and finance charges	(76,530)	(47,478)	(206,153)
Impairment of intellectual property	-	(568,913)	(568,913)
Impairment of tenant improvements	-	(383,535)	(383,535)
Gain on extinguishment of debt	53,547	-	53,547
Loss on disposal of furniture and equipment	(68,792)	(61,777)	(130,569)
Total Other Income (Expense)	(91,775)	(1,041,813)	(1,203,111)

LOSS BEFORE TAXES	(1,420,437)	(5,306,159)	(11,948,461)

INCOME TAXES	-	-	-

NET LOSS	$(1,420,437)	$(5,306,159)	$(11,948,461)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.02)	$(0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING FOR BASIC
AND DILUTED CALCULATION	66,488,444	61,928,001

The accompanying notes are an integral part of these consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 4, 2005)
	Year Ended December 31,		to December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,420,437)	$(5,306,159)	$(11,948,461)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	7,504	34,339	107,883
Depreciation of furniture and equipment	148,717	301,466	492,530
Stock-based compensation	467,000	176,286	2,423,286
Non-cash services	400,119	492,601	892,720
Warrant issued for legal services	46,154	-	46,154
Accounts payable paid with common stock	69,755	-	69,755
Non-cash beneficial conversion right	20,000	16,400	36,400
Non-cash impairment of tenant improvements	-	383,535	383,535
Non-cash impairment of intellectual property	-	568,913	568,913
Expenses paid by shareholder	6,465	26,290	32,755
Accounts payable reduced in lease settlement	520,788	-	520,788
Gain on extinguishment of debt	(53,547)	-	(53,547)
Loss on disposal of furniture and equipment	68,792	61,777	130,569
Decrease (increase) in assets
Other receivables	(25,900)	-	(25,900)
Prepaid expenses and deposits	72,023	102,242	(6,875)
Increase (decrease) in liabilities
Accounts payable	(383,803)	522,446	519,419
Deferred rent	7,853	7,853	15,706
Accrued interest	-	-	82,088
Accrued expenses	19,277	(51,619)	19,277
Net cash used by operating activities	(29,240)	(2,663,630)	(5,693,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	-	(73,594)	(715,528)
Cash from sales of equipment	36,225	-	36,225
Furniture and equipment acquisition, net	-	(248,267)	(1,327,070)
Cash acquired on reverse acquisition	-	-	1,429
Net cash used by investing activities	36,225	(321,861)	(2,004,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	22,000	16,400	973,400
Proceeds from convertible note allocated to warrant	3,000	-	3,000
Advances from related party	2,534	-	106,483
Payments on note payable	(33,522)	-	(33,522)
Proceeds from sale of common stock	-	683,938	6,655,889
Net cash provided by financing activities	(5,988)	700,338	7,705,250

Net increase in cash and cash equivalents	997	(2,285,153)	7,301

Cash and cash equivalents, beginning of period	6,304	2,291,457	-

Cash and cash equivalents, end of period	$7,301	$6,304	$7,301

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$10,883	$8,066	$18,949

NON CASH INVESTING AND FINANCING ACTIVITES
Expenses paid by stockholders	$6,465	$-	$6,465
Issuance of common stock for accounts payable	$69,755	$-	$69,755
Note payable to related party converted to common stock	$36,400	-	$36,400
Issuance of note for insurance	$20,625	$-	$20,625
Issuance of note in exchange for accounts payable	$275,000	$-	$275,000

The accompanying notes are an integral part of these consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIT

				Common	Deficit	Total
			Additional	Stock	Accumulated During	Stockholders'
	Common Stock		Paid-in	Purchase	Development	Equity
	Shares	Amount	Capital	Warrants	Stage	(Deficit)

Initial contribution by founders	37,250,000	$200	$-	$-	$-	$200

Net loss for year ended December 31, 2005	-	-	-	-	(315,030)	(315,030)

Balance, December 31, 2005	37,250,000	200	-	-	(315,030)	(314,830)

Net loss for year ended December 31, 2006	-	-	-	-	(385,639)	(385,639)

Balance, December 31, 2006	37,250,000	200	-	-	(700,669)	(700,469)

Issued on settlement of CGW debts	678,060	678	1,016,410	-	-	1,017,088

Issued in exchange for CGW share purchase warrants	205,000	205	245,795	-	-	246,000

Recapitalization adjustment	17,740,000	54,790	(538,422)	203,000	-	(280,632)

Balance post recapitalization (Note 3)	55,873,060	55,873	723,783	203,000	(700,669)	281,987

Issued for private placement	3,981,165	3,981	4,772,770	1,195,000	-	5,971,751

Stock-based compensation	-	-	1,780,000	-	-	1,780,000

Net loss for year ended December 31, 2007	-	-	-	-	(4,521,196)	(4,521,196)

Balance, December 31, 2007	59,854,225	59,854	7,276,553	1,398,000	(5,221,865)	3,512,542

Issued on exercise of warrants	67,146	67	201,371	-	-	201,438

Reclassification on exercise of warrants	-	-	147,071	(147,071)	-	-

Issued for private placement	840,000	840	146,160	63,000	-	210,000

Issued for services	1,135,247	1,136	491,465	-	-	492,601

Issued for private placement	689,365	689	119,950	51,702	-	172,341

Issued on exercise of warrants	333,862	334	99,825	-	-	100,159

Repricing of warrants	-	-	(367,366)	367,366	-	-

Reclassification on expiration of warrants	-	-	1,618,295	(1,618,295)	-	-

Stock-based compensation	-	-	176,286	-	-	176,286

Beneficial conversion rights of convertible debt	-	-	16,400	-	-	16,400

Net loss for year ended December 31, 2008	-	-	-	-	(5,306,159)	(5,306,159)

Balance, December 31, 2008	62,919,845	62,920	9,926,010	114,702	(10,528,024)	(424,392)

Beneficial conversion rights of convertible debt			20,000			20,000

Issued for services				46,154		46,154

Issued for services	7,161,462	7,161	392,958			400,119

Warrant issued with convertible debt				3,000		3,000

Issued in conversion of promissory note	1,000,000	1,000	35,400			36,400

Stock-based compensation			467,000			467,000

Expiration of warrants			114,702	(114,702)		-

Net loss for year ended December 31, 2009	-	-	-	-	(1,420,437)	(1,420,437)

Balance, December 31, 2009	71,081,307	$71,081	$10,956,070	$49,154	$(11,948,461)	$(872,156)

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

CellCyte Genetics Corporation (the “Company”) is in the development stage, as defined by Financial Accounting Standards Board (“FASB”) ASC 915, “Development Stage Entities”, and its efforts have been principally devoted to discovery and development of stem cell therapeutic products and the development of its cell expansion technology. To date, the Company has not generated any sales revenues, has incurred ongoing operating expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2009, the Company has accumulated losses of $11,948,461.

As shown in the accompanying financial statements, the Company has incurred significant losses since inception, has not generated any revenues to date, and is involved in certain legal matters as more fully discussed in Note 8. In addition, effective July 1, 2008, the Company suspended significantly all of its operations and placed all of its employees on unpaid leave.  The future of the Company is dependent upon its ability to obtain sufficient financing and upon achieving future profitable operations.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Consolidation

These consolidated financial statements include the accounts of CellCyte Genetics Corporation, a private Washington corporation, since its incorporation on January 14, 2005 and its parent, CellCyte Genetics Corporation, a Nevada corporation, since the reverse acquisition on March 14, 2007.  All inter-company balances and transactions have been eliminated.

 Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents.  The Company had cash equivalents equal to $7,301 on deposit with Bank of America at December 31, 2009.

Concentration of Risks

The Company maintains its cash and cash equivalents in commercial accounts at major financial institutions.  Balances in these accounts may at times exceed the Federal Deposit Insurance Corporation limit.

Loss per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share”.  Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year.  Basic and diluted earnings per share were the same at the reporting dates of the accompanying financial statements, as including common stock equivalents in the calculation of diluted earnings per share would have been anti-dilutive.

As of December 31, 2009, there were outstanding warrants for 919,230 shares of common stock, options for 17,545,000 shares of common stock, and a convertible promissory note that is convertible into 714,286 shares of common stock.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred losses of $11,948,461 and used $5,693,005 in cash for operating activities from its inception through December 31, 2009. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Income Taxes

The Company follows the provisions of FASB ASC 740, “Income Taxes”, under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  The provisions of ASC 740 also require the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that the realization of such benefits is more likely than not.  To the extent that it is more likely than not that such benefits will not be received, the Company records a valuation allowance against the related deferred tax asset.

Long-Lived Assets and Intangibles

The Company examines on a periodic basis the carrying value of its tangible and intangible assets to determine whether there are any impairment losses.  FASB ASC 360, “Property, Plant and Equipment”, establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets.  Effective July 1, 2008, the Company recorded an impairment of $568,913 on its intellectual property (Note 3). In addition, on December 31, 2008 the Company recorded an impairment of $383,535 against its tenant improvements (Note 3).

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) (codified within ASC 820 “Fair Value Measurements and Disclosures”). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2011.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing” (ASC 860 “Accounting for Transfers of Financial Assets”). ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, with early adoption not permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. The Company is currently assessing the impact of ASU 2009-13 on its consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements” - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13 on its consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles”. ASC 105 establishes the FASB Accounting Standards Codification (the Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of ASC 105 as of September 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events”. This Statement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted ASC 855 during the second quarter of 2009.  There was no material impact on the Company’s financial statements.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC 718, “Stock Compensation”.  ASC 718 requires that the cost resulting from all share-based transactions be recorded in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

The Company has recorded stock-based compensation expense of $467,000 during the year ended December 31, 2009 and $176,286 during the year ended December 31, 2008.

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

NOTE 3 – INTELLECTUAL PROPERTY AND PROPERTY AND EQUIPMENT

Intellectual Property

In 2005, the Company acquired certain patents and intellectual property from Genespan Corporation relating to its cell expansion and maintenance technology for which it paid $70,002.

In 2006, the Company entered into an intellectual property licensing agreement with the U.S. Department of Veterans Affairs (VA) for which it paid a total of $115,000.  The license agreement relates to certain patents pending and contains royalty payment arrangements as well as funding guarantees.  Through June 30, 2008, the Company had incurred an additional $528,128 in costs related to perfecting the VA patents and applying for patent protection in several foreign jurisdictions.

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

The Company amortizes patents (and licenses for the use of patents) over the remaining life of the patents, which ranges from 7 to 17 years.

Intellectual property was as follows as of December 31, 2009 and 2008:

	2009	2008
Licenses	$-	$115,000
Patents	70,002	70,002
Patents pending	-	528,128
Accumulated amortization	(31,270)	(97,982)
Impairment loss	-	(568,913)
Licenses and patents, net	$38,732	$46,235

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line basis over the assets’ estimated useful lives, which are generally three years for computer equipment, three to five years for office equipment, five to seven years for furniture, and five years for laboratory equipment. Tenant improvements are capitalized and amortized over the shorter of the lease term or their estimated useful life. Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was $156,221 and $227,087, respectively.

On August 14, 2009, the Company entered into a lease termination agreement with its landlord, whereby the Company exchanged furniture and equipment, with a cost basis of $246,869 and a net book value of $122,244, for a reduction in the outstanding lease liability in the amount of $122,244.

During the year ended December 31, 2009, the Company sold or disposed of furniture and equipment with a cost basis of $221,939 and a net book value of $128,217 for total proceeds of $60,025 ($23,800 included in other receivables at December 31, 2009), resulting in a loss on disposal of $68,792.

During the year ended December 31, 2008 the Company acquired $102,615 of computer equipment, $90,319 of laboratory equipment and $197,281 of tenant improvements. In addition, during the same period the Company disposed of laboratory and office equipment with an original cost of $236,906 for proceeds of $126,599, resulting in a loss on disposal of $61,777.

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

Property and equipment were as follows as of December 31, 2009 and 2008:

	2009	2008
Laboratory equipment	$202,644	$379,014
Computer and office equipment	90,760	383,198
Tenant improvements	-	469,900
Accumulated depreciation and amortization	(155,617)	(310,632)
Impairment loss	-	(383,535)
Property and equipment, net	$137,787	$537,945

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On April 20, 2007 the Company entered into a 60 month lease for a new facility in Bothell, Washington. The lease commencement date of this lease was February 1, 2008.   Rent and utilities expense relating to the operating lease was $208,219 for the year ended December 31, 2009.

During 2009, the Company was in default on its facility lease and had an outstanding lease liability, including operating costs, penalties and interest in the amount of $520,788. Effective August 14, 2009, the Company finalized a lease termination agreement with its landlord whereby the Company executed a promissory note in the amount of $275,000 and agreed to vacate the facility and leave certain of its furniture behind in full settlement of all amounts owing, and after set-off of prepaid rent in the amount of $69,616. The remaining lease liability of $53,547 was written off and has been reflected as a gain on extinguishment of debt on the consolidated statement of operations. The promissory note bears interest at the annual rate of 12%, required an initial payment of $25,000 on or before December 1, 2009, and has monthly payments of $5,000 commencing January 1, 2010. The initial payment of $25,000 was paid on December 1, 2009.

As of April 14, 2010, the Company was delinquent in its payments by $7,000.

Principle payments under the promissory note are as follows:

Year	Principle Payments
2010	$27,509
2011	33,973
2012	38,211
2013	43,128
2014	48,598
Thereafter	68,346
Total	$259,764

Legal Fees

As of December 31, 2009, the Company was involved in a stockholder lawsuit and a dispute with a former employee (Note 8). These legal disputes were either dismissed or settled subsequent to year end (Note 8) with no additional costs to the Company.

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 71,081,307 and 62,919,845 shares of its common stock at December 31, 2009 and December 31, 2008, respectively.

During the year ended December 31, 2009, the Company issued common stock as follows:

•

1,000,000 shares of common stock were issued in the conversion of a promissory note with an estimated fair value of $36,400.

•

7,161,462 shares of common stock were issued in exchange for services with an estimated fair value of $400,119.

Common Stock Warrants

During the year ended December 31, 2009, the Company issued 769,230 common stock purchase warrants to one of its law firms as partial payment for its services. The fair market value of these warrants of $46,154 was calculated using the Black-Scholes option pricing model using the following weighted-

average assumptions: expected option life of 5 years; risk-free interest rate of 2.46%; dividend yield of 0%; and expected volatility of 140%.

Also during the year ended December 31, 2009, the Company issued 150,000 common stock purchase warrants as part of a convertible note arrangement. The fair market value of the warrants of $3,000 was recorded as a discount on the promissory note and was calculated using the Black-Scholes option pricing model using the following weighted-average assumptions: expected option life of 5 years; risk-free interest rate of 2.51%; dividend yield of 0%; and expected volatility of 100%.

During the year ended December 31, 2008, the Company repriced a total of 4,592,079 warrants previously issued at an exercise price of $3.00 per warrant, to a new exercise price of $0.30 per warrant.  The Company recorded a charge to additional paid in capital of $367,366 representing the estimated fair value of the warrant repricing.  Also during 2008, a stockholder of the Company rescinded a portion of their prior investment totaling $100,159 in gross proceeds to the Company and applied the proceeds to exercise a total of 333,862 of the repriced warrants. The remaining 4,258,217 repriced warrants expired unexercised.

The Company’s common stock purchase warrant activity for the years ended December 31, 2009 and December 31, 2008 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2007	4,659,225	$3.00	0.75 years
Warrants issued	1,529,365	0.75
Warrants exercised	(401,008)	0.75
Warrants expired	(4,258,217)	0.30
Balance, December 31, 2008	1,529,365	0.75	0.84 years
Warrants issued	919,230	0.06
Warrants exercised	-	-
Warrants expired	(1,529,365)	0.75
Balance, December 31, 2009	919,230	$0.06	4.62 years

Common Stock Options

Effective March 30, 2007, the Company adopted the 2007 Stock Option/Restricted Stock Plan (the “2007 Plan”). The purpose of the 2007 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success the Company’s business.  The number of shares available for issuance under the 2007 Plan is 5,450,000 shares.  If an award under the 2007 Plan should expire or become unexercisable for any reason and without having been exercised in full or surrendered pursuant to an option exchange program, then the shares that were subject to such expiration or unexercised award shall again become available for future grant under the 2007 Plan.  The 2007 Plan is administered by the Company’s Board of Directors or

a committee appointed by the Board.   The term of the 2007 Plan is ten years from the date of its adoption by the Board.

During the year ended December 31, 2008, the Company granted a total of 1,427,000 stock options to certain employees, officers, directors and consultants of the Company to acquire shares of the Company’s common stock at prices ranging from $0.32 per share to $0.52 per share for periods ranging from 5 to 10 years.  The fair value of the stock options granted during 2008 was estimated to be $393,380 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 5.35 years; risk-free interest rate of 3.08%; dividend yield of 0%; and expected volatility of 112%.

Certain of these options were subject to vesting conditions and, as of December 31, 2008, the Company had recorded stock-based compensation of $176,286 in connection with the vesting of these options.  As a result of the suspension of operations on July 1, 2008, all employee incentive stock options expired unexercised on October 1, 2008. In addition, all non-qualified stock options that had not vested as of July 1, 2008 were canceled. As of December 31, 2009, there were 1,735,000 fully vested stock options outstanding under the 2007 Plan.

On January 24, 2009, the Company approved and adopted the 2009 Stock Incentive Plan for Employees and Consultants (the “2009 Plan”). The purpose of the 2009 Plan is to provide employees and consultants of the Company with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to join the interests of employees and consultants with the interests of the stockholders of the Company. The number of shares available for issuance under the 2009 Plan is 46,000,000 shares (as revised on December 2, 2009), and have been registered with the Securities and Exchange Commission pursuant to a Form S-8 Registration Statement.

During the year ended December, 31, 2009, the Company issued 7,161,462 shares of common stock and granted a total of 15,810,000 stock options to certain officers, directors and consultants of the Company under the 2009 Plan to acquire shares of the Company’s common stock at prices ranging from $0.035 per share to $0.07 per share for periods ranging from 1 to 5 years.  The fair value of the stock options granted during 2009 was estimated to be $702,500 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 4.29 years; risk-free interest rate of 1.75%; dividend yield of 0%; and expected volatility of 130%. Certain of the 2009 options are subject to vesting conditions and, as of December 31, 2009, the Company has recorded stock-based compensation of $467,000 in connection with the vesting of these options.

The Company’s stock option activity under both the 2007 and 2009 Plans for the years ended December 31, 2009 and 2008 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2007	2,000,000	$1.50	7.31 years
Options granted	1,427,000	0.34
Options exercised	-	-
Options cancelled and expired	(1,692,000)	0.68
Balance, December 31, 2008	1,735,000	1.34	5.47 years

Options granted	15,810,000	0.066
Options exercised	-	-
Options cancelled and expired	-	-
Balance, December 31, 2009	17,545,000	$0.19	3.81 years

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008, two former officers, Gary Reys and Dr. Ronald Berninger, who were also members of the Company’s board of directors, advanced funds in the amount of $26,290 for their legal defense related to the matters discussed in Note 8. During 2009, Dr. Berninger advanced an additional $6,465 for his defense. Under the Company’s Bylaws, the Company is required to provide for the legal defense of its officers and directors.

Convertible Promissory Note

On December 23, 2009, a consultant of the Company loaned $25,000 to the Company in exchange for a convertible promissory note and a warrant to purchase 150,000 shares of common stock. The promissory note bears interest at the annual rate of eight percent and all interest and principle is due on December 22, 2014. The fair market value of the warrants of $3,000 was recorded as a discount on the promissory note (Note 5).

Stockholder Advances

During the year ended December 31, 2007 a stockholder of the Company paid various outstanding payables on behalf of the Company. As of December 31, 2009 the Company owed this stockholder $107,949.  These advances are unsecured, non-interest bearing with no set terms of repayment.

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

On March 25, 2009, this same stockholder advanced an additional $20,000 to help fund operations. The original note payable was increased to $36,400 and the terms were modified to remove the monthly interest charge and to set the entire note payable to be convertible into 1,000,000 shares of the Company’s common stock. Since the conversion price of the revised convertible note was below the Company’s market price at the date of the Note, the Company has estimated the value of the additional beneficial conversion right to be $20,000 and has recorded this as a finance charge with an off-set to additional paid-in-capital.

On June 26, 2009, the stockholder converted the promissory note into 1,000,000 shares of the Company’s common stock.

NOTE 7 – INCOME TAXES

Income taxes are calculated in accordance with ASC Topic 740, "Income Taxes" ("ASC 740"), which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company's operations.

The Company adopted the provisions of ASC 740 related to uncertainty in income taxes in the first quarter of fiscal year 2007. These provisions prescribe a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under these provisions, the Company recognizes a tax benefit when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits. The Company measures the recognized tax benefit as the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority. The Company reverses a previously recognized tax benefit if it determines that the tax position no longer meets the more-likely-than-not threshold of being sustained. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense.

The Company's deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.

At December 31, 2009 and 2008 the Company had gross deferred tax assets calculated at an expected rate of 34% of approximately $4,054,000 and $3,571,000, respectively, principally arising from net operating loss carry-forwards and stock compensation for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance of $4,054,000 and $3,571,000 has been established at December 31, 2009 and 2008, respectively.

The significant components of the Company’s net deferred tax asset at December 31, 2009 and 2008 are as follows:

	2009	2008
Gross deferred tax asset:
Net operating loss carry forwards	$ 4,054,000	$ 3,571,000

Gross deferred tax liabilities:
Valuation allowance	(4,054,000)	(3,571,000)

Net deferred tax asset	$ -	$ -

At December 31, 2009 and 2008 the Company has net operating tax loss carry forwards of approximately $11,924,000 and $10,503,000, respectively, which will expire in the years 2025 through 2029.  The primary difference between net operating losses for financial statement and income tax purposes are permanent differences related to the accounting for meals and entertainment.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions.

Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

NOTE 8 – LEGAL DISPUTES

In January 2008, three stockholder lawsuits were filed against the Company in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178.  An amended complaint consolidating the 3 lawsuits was filed and the amended consolidated complaint alleged, inter alia, that the Company and its officers and directors filed misleading statements with the Securities and Exchange Commission regarding the Company’s products, and that it posted misleading information regarding an officer on the Company’s website.  The lawsuits claimed that investors purchased the Company’s stock based on the alleged misleading statements and seek monetary relief.

On March 22, 2010 all claims against the Company and its officers and directors related to the stockholder lawsuits were dismissed, without prejudice, and without an award of costs to any party.

The Company was also engaged in a dispute with a former employee, who voluntarily resigned in 2007.  The former employee had signed an employment agreement with the Company which contained certain restrictions on their conduct after termination of employment.  The former employee was claiming to have been misled into signing the agreement and was seeking monetary damages for constructive discharge and relief from the terms of the employment contract, which the Company disputed.

On February 3, 2010, the Company entered into a Mutual Release Agreement with this former employee which settled all of its outstanding litigation involving this former employee. Both the arbitration and the underlying lawsuit were dismissed with prejudice, with none of the parties admitting any liability for damages. The Mutual Release Agreement became effective on March 3, 2010 following the completion of all activities contemplated under the Agreement.

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

In May 2009, the landlord of the Company’s facility filed a lawsuit against the Company claiming unpaid rent. On August 14, 2009, the Company entered into a lease termination agreement with its landlord, whereby the landlord dropped its suit against the Company in exchange for a promissory note and other concessions.

NOTE 9 – SUBSEQUENT EVENTS

On January 11, 2010, the Company issued 1,256,438 shares of its common stock, with a fair value of $40,080, to its consultants and contractors in exchange for services.

On January 13, 2010, the Company granted options to purchase 8,400,000 shares of its common stock to its Directors for their services as Board members for 2010. These options will vest evenly over 12 months as the services are performed.

On February 3, 2010, the Company entered into a Mutual Release Agreement with a former employee which settled all of its outstanding litigation involving this former employee. Both the arbitration and the underlying lawsuit were dismissed with prejudice, with none of the parties admitting any liability for damages. The Mutual Release Agreement became effective on March 3, 2010 following the completion of all activities contemplated under the Agreement.

On March 22, 2010 all claims against the Company and its officers and directors related to the stockholder lawsuits were dismissed, without prejudice, and without an award of costs to any party.

As of April 14, 2010, the Company was delinquent in its payments to its prior landlord in the amount of $7,000.