Form 10-Q
period 2010-03-31
CELLCYTE GENETICS CORP
filed 2010-05-24
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]   No [x]  (Not Required by smaller reporting companies.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   74,556,405 shares of common stock outstanding as of May 19, 2010.

- - 2 - -

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended March 31, 2010

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2010 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-Q:

Description	Page
Interim Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009:	3
Interim Consolidated Statements of Operations for the Three Months ended March 31, 2010 and 2009 and for the period from January 14, 2005 (Date of Inception) to March 31, 2010:	4
Interim Consolidated Statements of Cash Flows for the Three Months ended March 31, 2010 and 2009 and for the period from January 14, 2005 (Date of Inception) to March 31, 2010:	5
Condensed Notes to Interim Consolidated Financial Statements:	6

__________

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$7,301
Other receivables	21,900	25,900
Prepaid expenses and deposits	660	6,875
Total Current Assets	22,560	40,076

OTHER ASSETS
Furniture and equipment, net of depreciation and impairment	107,214	137,787
Intellectual property, net of amortization and impairment	36,856	38,732
Total Other Assets	144,070	176,519

TOTAL ASSETS	$166,630	$216,595

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$638,866	$644,666
Accrued expenses	11,133	19,277
Due to related parties	140,704	140,704
Note payable - current portion	27,509	29,848
Total Current Liabilities	818,212	834,495

LONG TERM LIABILITIES
Convertible notes - related party	27,180	22,000
Note payable - long term portion	232,256	232,256
Total Long Term Liabilities	259,436	254,256

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
72,337,745 and 71,081,307 shares issued and outstanding, respectively	72,337	71,081
Additional paid in capital	11,178,894	10,956,070
Common stock purchase warrants	49,154	49,154
Deficit accumulated during development the stage	(12,211,403)	(11,948,461)
Total Stockholders' Deficit	(911,018)	(872,156)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$166,630	$216,595

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

			From Inception
	For the Three Months Ended		(January 4, 2005)
	March 31,		to March 31,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	34,503	1,677,607
General and administrative	34,204	212,311	2,317,129
Professional fees	34,545	14,269	1,641,934
Research, development and laboratory	-	506	1,296,619
Salaries and benefits	-	-	1,457,524
Stock-based compensation	184,000	-	2,607,286
Total Operating Expenses	252,749	261,589	10,998,099

LOSS FROM OPERATIONS	(252,749)	(261,589)	(10,998,099)

OTHER INCOME (EXPENSE)
Interest income	-	-	32,512
Interest and finance charges	(8,601)	(39,701)	(214,754)
Impairment of intellectual property	-	-	(568,913)
Impairment of tenant improvements	-	-	(383,535)
Gain on extinguishment of debt	-	-	53,547
Loss on disposal of furniture and equipment	(1,592)	-	(132,161)
Total Other Income (Expense)	(10,193)	(39,701)	(1,213,304)

LOSS BEFORE TAXES	(262,942)	(301,290)	(12,211,403)

INCOME TAXES	-	-	-

NET LOSS	$(262,942)	$(301,290)	$(12,211,403)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING FOR BASIC
AND DILUTED CALCULATION	72,156,260	62,919,845

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

				From Inception
				(January 4, 2005)
	For the Three Months Ended March 31,			to March 31,
	2010		2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(262,942)	$(301,290)	$(12,211,403)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property		1,876	1,876	109,759
Depreciation of furniture and equipment		16,479	50,884	509,009
Stock-based compensation		184,000	-	2,607,286
Non-cash services		6,376	-	899,096
Amortization of discount on note		150	-	150
Warrant issued for legal services		-	-	46,154
Accounts payable paid with common stock		33,704	-	103,459
Non-cash beneficial conversion right			20,000	36,400
Non-cash impairment of tennant improvements		-	-	383,535
Non-cash impairment of intellectual property		-	-	568,913
Expenses paid by stockholder		-	-	32,755
Accounts payable reduced in lease settlement		-	-	520,788
Gain on extinguishment of debt		-	-	(53,547)
Loss on disposal of furniture and equipment		1,592	-	132,161
Decrease (increase) in assets
Other receivables		4,000	-	(21,900)
Prepaid expenses and deposits		6,215	(2,274)	(660)
Increase (decrease) in liabilities
Accounts payable		(5,798)	213,914	529,328
Deferred rent		-	(38)	-
Accrued interest		-	-	82,088
Accrued expenses		(8,144)		11,133
Net cash used by operating activities		(22,492)	(16,928)	(5,715,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition		-	-	(715,528)
Cash from sales of equipment		12,500	-	48,725
Furniture and equipment acquisition, net		-	-	(1,327,070)
Cash acquired on reverse acquisition		-	-	1,429
Net cash provided (used) by investing activities		12,500	-	(1,992,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes		5,030	20,000	978,430
Proceeds from convertible note allocated to warrant		-	-	3,000
Advances from related party		-	-	106,483
Payments on note payable		(2,339)	-	(35,861)
Proceeds from sale of common stock		-		6,655,889
Net cash provided by financing activities		2,691	20,000	7,707,941

Net increase in cash and cash equivalents		(7,301)	3,072	-

Cash and cash equivalents, beginning of period		7,301	6,304	-

Cash and cash equivalents, end of period		$-	$9,376	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid		$-	$-	$-
Interest paid		$3,614	$8,066	$22,563

NON CASH INVESTING AND FINANCING ACTIVITES
Expenses paid by stockholders	$		$-	$6,465
Issuance of common stock for accounts payable		$36,805	$-	$106,560
Note payable to related party converted to common stock		$-	$-	$36,400
Issuance of note for insurance		$-	$-	$20,625
Issuance of note in exchange for accounts payable		$-	$-	$275,000

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

CellCyte Genetics Corporation (the “Company”) is in the development stage, as defined by Financial Accounting Standards Board (“FASB”) ASC 915, “Development Stage Entities” and its efforts have been principally devoted to discovery and development of stem cell therapeutic products and the development of its cell expansion technology. To date, the Company has not generated any sales revenues, has incurred ongoing operating expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

As shown in the accompanying financial statements, the Company has incurred significant losses since inception, has not generated any revenues to date, and was involved in certain legal matters as more fully discussed in Note 8. In addition, effective July 1, 2008, the Company suspended significantly all of its operations.  The future of the Company is dependent upon its ability to obtain sufficient financing and upon achieving future profitable operations.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company’s financial statements include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results may differ from those estimates.

NOTE 2 – INTELLECTUAL PROPERTY

As of December 31, 2009, the Company had $70,002 of capitalized patents. Through March 31, 2010, the Company did not incur any additional costs for its intellectual property. The Company amortizes patents over the remaining life of the patents, which ranges from 7 to 17 years.

Intellectual property at March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
	2010	2009
Patents	$70,002	$70,002
Accumulated amortization	(33,146)	(31,270)
Patents, net	$36,856	$38,732

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2009, the Company had capitalized a total of $293,404 in laboratory, computer and office equipment. During the three months ended March 31, 2010, the Company sold lab equipment with a cost basis of $24,298 and a net book value of $14,092, for $12,500, resulting in a loss of $1,592.

Property and equipment as of March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
Laboratory equipment	$178,346	$202,644
Computer and office equipment	90,760	90,760
Accumulated depreciation	(161,892)	(155,617)
Property and equipment, net	$107,214	$137,787

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Promissory Note

Effective August 14, 2009, the Company finalized a lease termination agreement with its landlord whereby the Company executed a promissory note in the amount of $275,000 and agreed to vacate the facility and leave certain of its furniture behind in full settlement of all amounts owing. The promissory note bears interest at the annual rate of 12%, required an initial payment of $25,000 on or before December 1, 2009, and has monthly payments of $5,000 commencing January 1, 2010. The initial payment of $25,000 was paid on December 1, 2009.

As of May 14, 2010, the Company was delinquent in its payments by $12,000.

Principal payments under the promissory note are as follows:

Year	Principal Payments
2010	$27,509
2011	33,973
2012	38,211
2013	43,128
2014	48,598
Thereafter	68,346
Total	$259,764

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 72,337,745 and 71,081,307 shares of its common stock at March 31, 2010 and December 31, 2009, respectively.

During the three month period ended March 31, 2010, the Company issued 1,256,438 shares of its common stock for services, with an estimated value of $40,080.

Common Stock Warrants

The Company did not issue any common stock purchase warrants during the three month period ended March 31, 2010. Warrants outstanding are as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2008	1,529,365	$0.75	0.84 years
Warrants issued	919,230	0.06
Warrants exercised	-	-
Warrants expired	(1,529,365)	0.75
Balance, December 31, 2009	919,230	0.06	4.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, March 31, 2010	919,230	$0.06	4.37 years

Common Stock Options

The Company granted stock options for 8,400,000 shares of its common stock to its directors during the three months ended March 31, 2010.

The weighted-average fair value of the stock options granted during the period was estimated to be $0.02 per share for a total fair value of $168,000, and was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: expected option life of 5 years; risk-free interest rate of 2.58%; dividend yield of 0%; and expected volatility of 100%. Certain of these options are subject to vesting conditions and, as of March 31, 2010, the Company had recorded stock-based compensation of $42,000 in connection with the vesting of these options leaving $126,000 to be expensed on future vesting. The Company also recognized $142,000 in stock-based compensation based on the vesting of previously granted options, leaving $93,500 to be recognized on future vesting.

The Company’s stock option activity for the three month period ended March 31, 2010 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2008	1,735,000	$1.34	5.47 years
Options granted	15,810,000	0.066
Options exercised	-	-
Options cancelled and expired	-	-
Balance, December 31, 2009	17,545,000	0.19	3.81 years
Options granted	8,400,000	0.035
Options exercised	-	-
Options cancelled and expired	-	-
Balance, March 31, 2010	25,545,000	$0.14	3.95 years

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

Common stock equivalents that were not included in diluted earnings per share at March 31, 2010 and 2009 are as follows:

	2010	2009
Stock options	25,545,000	1,660,000
Warrants	919,230	1,529,365
Convertible promissory notes	938,583	1,000,000
Common stock equivalents	27,802,813	4,189,365

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

Convertible Promissory Notes

On December 23, 2009, a consultant of the Company loaned $25,000 to the Company in exchange for a convertible promissory note and a warrant to purchase 150,000 shares of common stock. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on December 22, 2014. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.035 per share. The fair market value of the warrants of $3,000 was recorded as a discount on the promissory note and is being amortized over five years. As of March 31, 2010, $150 of this discount has been amortized to interest expense.

On January 25, 2010 and March 17, 2010, a stockholder of the Company advanced a total of $5,030 to help pay for certain operating costs. On March 18, 2010 these advances were converted into a convertible promissory note. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on January 24, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.024 per share.

Stockholder Advances

During the year ended December 31, 2007 a stockholder of the Company paid various outstanding payables on behalf of the Company. As of March 31, 2009 the Company owed this stockholder $107,949.  These advances are unsecured, non-interest bearing with no set terms of repayment.

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing” (ASC 860 “Accounting for Transfers of Financial Assets”). ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, with early adoption not permitted. The adoption of this guidance on January 1, 2010 did not have any impact on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. The adoption of this guidance on January 1, 2010 did not have any impact on the Company’s s consolidated financial position, results of operations and cash flows.

NOTE 10 – SUBSEQUENT EVENTS

On May 14, 2010, the Company approved the issuance of 2,218,660 shares of its common stock, with a fair value of $58,794, to its consultants and contractors in exchange for services.

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

The following discussion of our plan of operations, results of operations and financial condition as of and for the three months ended March 31, 2010 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the three months ended March 31, 2010 included in this Quarterly Report, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2009, including our annual audited financial statements set forth therein.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to three Months Ended March 31, 2009.

The following table sets out our consolidated loss for the periods indicated:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
Consulting	-	34,503
General and administrative	34,204	212,311
Professional fees	34,545	14,269
Research, development and laboratory	-	506
Stock-based compensation	184,000	-
Other Income (Expense)	(10,193)	(39,701)
Net Loss	(262,942)	(301,290)

Revenues

We have had no operating revenues since our inception on January 14, 2005 to March 31, 2010.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

Consulting Fees

In the three months ended March 31, 2010, we had no consulting fees, compared to $34,503 for the same period of 2009, primarily due to the curtailment of nearly all activities.

General and Administrative Expenses

Our general and administrative expenses in the three months ended March 31, 2010 decreased to $34,204 from $212,311 for the same period of 2009, primarily as a result of the curtailment of nearly all activities. In 2010, general and administrative costs consisted primarily of insurance expense, while 2009 general and administrative expenses consist primarily of lease costs.

Professional Fees

In the three months ended March 31, 2010, we incurred professional fees of $34,545, compared to $14,269 for the same period of 2009. The increase is primarily related to the activities of the contract accountants providing general operating support.

Research, Development and Laboratory Expenses

In the three months ended March 31, 2010, we incurred no research, development and laboratory expenses, compared to $506 for the same period of 2009.

Salaries and Benefits

We had no salaries and benefits costs for the three months ended March 31, 2010 and 2009.

Stock-Based Compensation

In the three months ended March 31, 2010, we incurred stock-based compensation expense of $184,000, compared to no stock-based compensation expense for the same period in 2009. Stock-based compensation was related to stock options provided to our directors and consultants.

Net Loss

As a result of the above, our net loss for the three months ended March 31, 2010 was $262,942, compared to $301,290 for the same period of 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had no cash and a working capital deficit of $795,652.  Our planned expenditures over the next 12 months are expected to amount to approximately $1,000,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities.

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

We believe that traditional debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing.  We anticipate that additional funding will come from the sale of our excess furniture and equipment, and may be in the form of convertible debt and equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of equipment or our common stock to fund our plan of operations going forward.  In the absence of such financing, our business plan will fail.  Even if we are successful in obtaining short-term financing, there is no assurance that we will obtain the funding necessary to pursue our business plan.  If we do not continue to obtain additional financing going forward, we will be forced to abandon our plan of operations.

Cash Used in Operating Activities

Cash used in operating activities in the three months ended March 31, 2010 was $22,492, compared to $16,928 for the same period of 2009.  In 2010 and 2009, operating activities used cash primarily for insurance, storage of our equipment, and payment to our outside auditors. We anticipate that cash used in operating activities will be limited over the balance of 2010 as we move forward with limited operations.  We have funded our operations primarily from the sale of excess laboratory equipment and from the issuance of our common stock, and expect to continue efforts to raise additional capital through the sale equipment and stock.

Cash Provided by Investing Activities

In the three months ended March 31, 2010, investing activities generated cash of $12,500 from the sale of excess equipment, compared to no investing activities in the same period of 2009.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and issuance of convertible promissory notes.  In the three months ended March 31, 2010, we had net proceeds of $2,691 related to advances under a convertible promissory note, compared to net proceeds of $20,000 for the same period of 2009 from the proceeds of a convertible promissory note.

Going Concern

As shown in the accompanying financial statements and more fully detailed in our 2009 Annual Report on Form 10-K, we have incurred significant losses since inception and have not generated any revenues to date.  The future of our company is dependent upon our ability to obtain sufficient financing and upon achieving future profitable operations.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.  The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-Based Compensation

We account for our stock option plan primarily under the recognition and measurement principles of FASB ASC 718, “Compensation – Stock Compensation”. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in ASC 718. We recorded stock-based compensation expense in the amount of $184,000 during the three months ended March 31, 2010.

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

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing” (ASC 860 “Accounting for Transfers of Financial Assets”). ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, with early adoption not permitted. The adoption of this guidance on January 1, 2010 had no impact on our financial statements or disclosure.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. The adoption of this guidance on January 1, 2010 had no impact on our financial statements or disclosure.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company has not begun remediation efforts to correct the previously disclosed material weakness (as defined in Rule 13a-15(d) under the Exchange Act) reported on the Company’s Form 10-K filed for the period ended December 31, 2009.

__________

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

In January 2008, three stockholder lawsuits were filed against us in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178.  An amended complaint consolidating the 3 lawsuits was filed and the amended consolidated complaint alleged, inter alia, that the Company and our officers and directors filed misleading statements with the Securities and Exchange Commission regarding our products, and that we posted misleading information regarding an officer on our website.  The lawsuits claimed that investors purchased our stock based on the alleged misleading statements and seek monetary relief.

On March 22, 2010 all claims against the Company and our officers and directors related to the stockholder lawsuits were dismissed, without prejudice, and without an award of costs to any party.

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

Item 1A.

Risk Factors

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities

During the three month period ended March 31, 2010, we issued 1,256,438 shares of our common stock to our consultants, contractors and legal advisors for services, with an estimated fair value of $40,080.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

[Removed and Reserved]

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

CELLCYTE GENETICS CORPORATION
Dated: May 20, 2010. Per:	/s/ “John M. Fluke, Jr.” John M. Fluke, Jr. Interim Principal Executive Officer

__________