Form 10-Q
period 2010-06-30
CELLCYTE GENETICS CORP
filed 2010-08-23
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   74,556,405 shares of common stock outstanding as of August 20, 2010.

- - 2 - -

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended June 30, 2010

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2010 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-Q:

Description	Page
Interim Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009:	3
Interim Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2010 and 2009 and for the period from January 4, 2005 (Date of Inception) to June 30, 2010:	4
Interim Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010 and 2009 and for the period from January 4, 2005 (Date of Inception) to June 30, 2010:	5
Condensed Notes to Interim Consolidated Financial Statements:	6

__________

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$7,301
Other receivables	-	25,900
Prepaid expenses and deposits	26,250	6,875
Total Current Assets	26,250	40,076

OTHER ASSETS
Furniture and equipment, net of depreciation and impairment	75,414	137,787
Intellectual property, net of amortization and impairment	34,980	38,732
Total Other Assets	110,394	176,519

TOTAL ASSETS	$136,644	$216,595

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$623,924	$644,666
Accrued expenses	13,418	19,277
Due to related parties	149,139	140,704
Note payable - current portion	46,107	29,848
Total Current Liabilities	832,588	834,495

LONG TERM LIABILITIES
Convertible notes - related party	33,274	22,000
Note payable - long term portion	232,256	232,256
Total Long Term Liabilities	265,530	254,256

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
74,556,405 and 71,081,307 shares issued and outstanding, respectively	74,556	71,081
Additional paid in capital	11,280,969	10,956,070
Common stock purchase warrants	49,154	49,154
Deficit accumulated during development stage	(12,366,153)	(11,948,461)
Total Stockholders' Deficit	(961,474)	(872,156)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$136,644	$216,595

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		(January 4, 2005)
	June 30,		June 30,		to June 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	500	2,525	500	37,028	1,678,107
General and administrative	30,869	121,712	65,073	334,023	2,347,998
Professional fees	61,351	145,451	95,896	159,720	1,703,285
Research, development and laboratory	-	-	-	506	1,296,619
Salaries and benefits	-	-	-	-	1,457,524
Stock-based compensation	45,500	154,667	229,500	154,667	2,652,786
Total Operating Expenses	138,220	424,355	390,969	685,944	11,136,319
					-
LOSS FROM OPERATIONS	(138,220)	(424,355)	(390,969)	(685,944)	(11,136,319)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	32,512
Interest and finance charges	(9,237)	(23,186)	(17,838)	(62,887)	(223,991)
Impairment of intellectual property	-	-	-	-	(568,913)
Impairment of tenant improvements	-	-	-	-	(383,535)
Loss on disposal of furniture and equipment	(7,293)	-	(8,885)	-	(139,454)
Total Other Income (Expense)	(16,530)	(23,186)	(26,723)	(62,887)	(1,283,381)

LOSS BEFORE TAXES	(154,750)	(447,541)	(417,692)	(748,831)	(12,419,700)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(154,750)	$(447,541)	$(417,692)	$(748,831)	$(12,419,700)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING FOR BASIC
AND DILUTED CALCULATION	73,483,646	64,151,326	72,823,620	63,538,987

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

			From Inception	From Inception
	For the Six Months Ended		(January 4, 2005)	(January 4, 2005)
	June 30,		to June 30,	to December 31,
	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(417,692)	$(748,831)	$(12,366,153)	$(11,948,461)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	3,752	3,752	111,635	107,883
Depreciation of furniture and equipment	31,247	101,771	523,777	492,530
Stock-based compensation	229,500	154,667	2,652,786	2,423,286
Non-cash services	65,170	229,635	957,890	892,720
Amortization of discount on note	300	-	300	-
Warrant issued for legal services	-	-	46,154	46,154
Accounts payable paid with common stock	33,704	69,755	103,459	69,755
Non-cash beneficial conversion right	-	20,000	36,400	36,400
Non-cash impairment of intellectual property	-	-	568,913	568,913
Non-cash impairment of tenant improvements	-	-	383,535	383,535
Expenses paid by stockholder	-	6,465	32,755	32,755
Accounts payable reduced in lease settlement	-	-	520,788	520,788
Gain on extinguishment of debt	-	-	(53,547)	(53,547)
Loss on disposal of furniture and equipment	8,885	-	139,454	130,569
Decrease (increase) in assets
Other receivables	25,900	-	-	(25,900)
Prepaid expenses and deposits	(19,375)	(62,689)	(26,250)	(6,875)
Increase (decrease) in liabilities
Accounts payable	(6,229)	179,087	528,896	535,125
Deferred rent	-	(7,853)	-	-
Accrued interest	-	-	82,088	82,088
Accrued expenses	5,859	16,124	25,136	19,277
Net cash used by operating activities	(38,979)	(38,117)	(5,731,984)	(5,693,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	-	-	(715,528)	(715,528)
Cash from sales of equipment	22,240	600	58,465	36,225
Furniture and equipment acquisition, net	-	-	(1,327,070)	(1,327,070)
Cash acquired on reverse acquisition	-	-	1,429	1,429
Net cash provided (used) by investing activities	22,240	600	(1,982,704)	(2,004,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	10,974	24,703	984,374	973,400
Proceeds from convertible note allocated to warrant	-	-	3,000	3,000
Advances from related party	8,435	7,433	114,918	106,483
Payments on note payable	(9,971)	-	(43,493)	(33,522)
Proceeds from sale of common stock	-	-	6,655,889	6,655,889
Net cash provided by financing activities	9,438	32,136	7,714,688	7,705,250

Net increase in cash and cash equivalents	(7,301)	(5,381)	-	7,301

Cash and cash equivalents, beginning of period	7,301	6,304	-	-

Cash and cash equivalents, end of period	$-	$923	$-	$7,301

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$8,381

NON CASH INVESTING AND FINANCING ACTIVITES
Expenses paid by stockholders	$-	$6,465	$6,465	6465
Issuance of common stock for accounts payable	$33,704	$69,755	$103,459	69755
Note payable to related party converted to common stock	$-	$36,400	$36,400	36400
Issuance of note for insurance	$26,250	$20,625	$46,875	20625
Issuance of note in exchange for accounts payable	$-	$-	$275,000	275000

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

As shown in the accompanying financial statements, the Company has incurred significant losses since inception, has not generated any revenues to date, and was involved in certain legal matters as more fully discussed in Note 8. In addition, effective July 1, 2008, the Company suspended significantly all of its stem cell therapeutic operations and switched its focus to its cell expansion technology.  The future of the Company is dependent upon its ability to obtain sufficient financing and upon achieving future profitable operations.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company’s financial statements include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results may differ from those estimates.

NOTE 2 – INTELLECTUAL PROPERTY

As of December 31, 2009, the Company had $70,002 of capitalized patents. Through June 30, 2010, the Company did not incur any additional costs for its intellectual property. The Company amortizes patents over the remaining life of the patents, which ranges from 7 to 17 years.

Intellectual property at June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
	2010	2009
Patents	$70,002	$70,002
Accumulated amortization	(35,022)	(31,270)
Patents, net	$34,980	$38,732

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2009, the Company had capitalized a total of $293,404 in laboratory, computer and office equipment. During the six months ended June 30, 2010, the Company sold lab equipment with a cost basis of $58,525 and a net book value of $31,125, for $22,240, resulting in a loss of $8,885.

Property and equipment as of June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
Laboratory equipment	$144,119	$202,644
Computer and office equipment	90,760	90,760
Accumulated depreciation	(159,465)	(155,617)
Property and equipment, net	$75,414	$137,787

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

As of August 20, 2010, the Company was delinquent in its payments by $27,000 and was negotiating with the Note holder for further payment concessions and forbearance of legal action.

Failure to successfully negotiate with the Note holder may result in further legal action and adversely affect the future business activities of the Company.

Principal payments under the promissory note are as follows:

Year	Principal Payments
2010	$27,509
2011	33,973
2012	38,211
2013	43,128
2014	48,598
Thereafter	68,346
Total	$259,764

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 74,556,405 and 71,081,307 shares of its common stock at June 30, 2010 and December 31, 2009, respectively.

During the six month period ended June 30, 2010, the Company issued 3,475,098 shares of its common stock for services and settlement of trade accounts payable, with an estimated value of $98,874.

Common Stock Warrants

The Company did not issue any common stock purchase warrants during the six month period ended June 30, 2010. Warrants outstanding are as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2008	1,529,365	$0.75	0.84 years
Warrants issued	919,230	0.06
Warrants exercised	-	-
Warrants expired	(1,529,365)	0.75
Balance, December 31, 2009	919,230	0.06	4.62 years
Warrants issued	-	-
Warrants exercised	-	-

Warrants expired	-	-
Balance, June 30, 2010	919,230	$0.06	4.12 years

Common Stock Options

The Company granted stock options for 8,400,000 shares of its common stock to its directors during the six months ended June 30, 2010.

The weighted-average fair value of the stock options granted during the period was estimated to be $0.02 per share for a total fair value of $168,000, and was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: expected option life of 5 years; risk-free interest rate of 2.58%; dividend yield of 0%; and expected volatility of 100%. Certain of these options are subject to vesting conditions and, as of June 30, 2010, the Company had recorded stock-based compensation of $84,000 in connection with the vesting of these options leaving $84,000 to be expensed on future vesting. The Company also recognized $145,500 in stock-based compensation based on the vesting of previously granted options, leaving $90,000 to be recognized on future vesting.

The Company’s stock option activity for the six month period ended June 30, 2010 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2008	1,735,000	$1.34	5.47 years
Options granted	15,810,000	0.066
Options exercised	-	-
Options cancelled and expired	-	-
Balance, December 31, 2009	17,545,000	0.19	3.81 years
Options granted	8,400,000	0.035
Options exercised	-	-
Options cancelled and expired	-	-
Balance, June 30, 2010	25,945,000	$0.14	3.70 years

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

Common stock equivalents that were not included in diluted earnings per share at June 30, 2010 and 2009 are as follows:

	2010	2009
Stock options	25,945,000	1,660,000
Warrants	919,230	1,529,365
Convertible promissory notes	1,209,013	1,000,000
Common stock equivalents	28,073,243	4,189,365

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008, two former officers, Gary Reys and Dr. Ronald Berninger, who were also members of the Company’s board of directors, advanced funds in the amount of $26,290 for their legal defense related to the matters discussed in Note 8. During 2009, Dr. Berninger advanced an additional $6,465 for his defense. Under the Company’s Bylaws, the Company is required to provide for the legal defense of its officers and directors. As of June 30, 2010, these amounts remain unpaid.

Convertible Promissory Notes

On December 23, 2009, a consultant of the Company loaned $25,000 to the Company in exchange for a convertible promissory note and a warrant to purchase 150,000 shares of common stock. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on December 22, 2014. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.035 per share. The fair market value of the warrants of $3,000 was recorded as a discount on the promissory note and is being amortized over five years. As of June 30, 2010, $300 of this discount has been amortized to interest expense.

During the six months ended June 30, 2010, a stockholder of the Company advanced a total of $10,974 to help pay for certain operating costs. On March 18, 2010 these advances were converted into a convertible promissory note. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on January 24, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.024 per share.

Stockholder Advances

During the year ended December 31, 2007 a stockholder of the Company paid various outstanding payables on behalf of the Company. As of March 31, 2009 the Company owed this stockholder $107,949.  These advances are unsecured, non-interest bearing with no set terms of repayment.

During the six months ended June 30, 2010, a stockholder of the Company paid various operating expenses on behalf of the Company. As of June 30, 2010 the Company owed this stockholder $8,435.  These advances are unsecured, non-interest bearing with no set terms of repayment.  Effective August 18, 2010, these advances were converted into a convertible promissory note. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on August 17, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.02 per share.

NOTE 8 – LEGAL DISPUTES

In January 2008, three stockholder lawsuits were filed against the Company in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178.  An amended complaint consolidating the 3 lawsuits was filed and the amended consolidated complaint alleged, inter alia, that the Company and its former officers and directors filed misleading statements with the Securities and Exchange Commission regarding the Company’s products, and that it posted misleading information regarding a former officer on the Company’s website.  The lawsuits claimed that investors purchased the Company’s stock based on the alleged misleading statements and seek monetary relief.

On March 22, 2010 all claims against the Company and its former officers and directors related to the stockholder lawsuits were dismissed, without prejudice, and without an award of costs to any party.

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

NOTE 10 – SUBSEQUENT EVENTS

On July 23, 2010, the Company approved the issuance of 2.5 million stock options to its new president with an exercise price of $0.02 per share and a term of five years.

On July 28, 2010, the Company approved the issuance of 2.0 million stock options to its new vice president of manufacturing with an exercise price of $0.02 per share and a term of five years. This option has not been issued as of August 20, 2010, and is awaiting final execution of the agreement with the new vice president.

Other subsequent event disclosures have been disclosed elsewhere in these condensed notes to the consolidated financial statements.

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

The following discussion of our plan of operations, results of operations and financial condition as of and for the six months ended June 30, 2010 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the six months ended June 30, 2010 included in this Quarterly Report, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2009, including our annual audited financial statements set forth therein.

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

We anticipate that we will incur an aggregate of $1,000,000 in expenses and debt service, including certain accounts payable, for the next 12 months as follows:

(a)

$121,000 for facility and equipment related expenses;

(b)

$80,000 for debt service;

(c)

$135,000 for pre-clinical work, quality assurance, manufacturing of biologic material, academic collaborations and further research collaborations;

(d)

$128,000 for design and device manufacturing;

(e)

$210,000 for legal expenses related to intellectual property prosecution, general corporate matters and facility lease negotiation, and accounting expenses and payables related to quarterly reviews and annual audits;

(f)

$205,000 for salaries and consulting; and

(g)

$121,000 for general and administrative, including Director and Officer insurance.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.

The following table sets out our consolidated loss for the periods indicated:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
Consulting	500	2,525
General and administrative	30,869	121,712
Professional fees	61,351	145,451
Stock-based compensation	45,500	154,667
Other Income (Expense)	(16,530)	(23,186)
Net Loss	(154,750)	(447,541)

Revenues

We have had no operating revenues since our inception on January 4, 2005 to June 30, 2010.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

Consulting Fees

In the three months ended June 30, 2010, we had $500 in consulting fees, compared to $2,525 for the same period of 2009, primarily due to the curtailment of nearly all activities and limited resources.

General and Administrative Expenses

Our general and administrative expenses in the three months ended June 30, 2010 decreased to $30,869 from $121,712 for the same period of 2009, primarily as a result of the curtailment of nearly all activities. In 2010, general and administrative costs consisted primarily of insurance expense, while 2009 general and administrative expenses consist primarily of lease costs.

Professional Fees

In the three months ended June 30, 2010, we incurred professional fees of $61,351, compared to $145,451 for the same period of 2009. The decrease is primarily related to a reduction in the activities of the contract accountants providing general operating support, and that audit fees and legal services have declined due to limited activities.

Stock-Based Compensation

In the three months ended June 30, 2010, we incurred stock-based compensation expense of $45,500, compared to stock-based compensation expense of $154,667 for the same period in 2009. Stock-based compensation was related to stock options provided to our directors and consultants. The cost of our stock-based compensation has been declining due to the decline in the market price of our stock, and that certain performance criteria within the stock-option awards have not yet been met.

Net Loss

As a result of the above, our net loss for the three months ended June 30, 2010 was $154,750, compared to $447,541 for the same period of 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009.

The following table sets out our consolidated loss for the periods indicated:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
Consulting	500	37,028
General and administrative	65,073	334,023
Professional fees	95,896	159,720
Research, development and laboratory	-	506
Stock-based compensation	229,500	154,667
Other Income (Expense)	(26,723)	(62,887)
Net Loss	(417,692)	(748,831)

Revenues

We have had no operating revenues since our inception on January 4, 2005 to June 30, 2010.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

Consulting Fees

In the six months ended June 30, 2010, we had $500 in consulting fees, compared to $37,028 for the same period of 2009, primarily due to the curtailment of nearly all activities and limited resources.

General and Administrative Expenses

Our general and administrative expenses in the six months ended June 30, 2010 decreased to $65,073 from $334,023 for the same period of 2009, primarily as a result of the curtailment of nearly all activities. In 2010, general and administrative costs consisted primarily of insurance expense, while 2009 general and administrative expenses consist primarily of lease costs.

Professional Fees

In the six months ended June 30, 2010, we incurred professional fees of $95,896, compared to $159,720 for the same period of 2009. The decrease is primarily related to a reduction in the activities of the contract accountants providing general operating support, and that audit fees and legal services have declined due to limited activities.

Research, Development and Laboratory Expenses

In the six months ended June 30, 2010, we incurred no research, development and laboratory expenses, compared to $506 during the same period of 2009.

Stock-Based Compensation

In the six months ended June 30, 2010, we incurred stock-based compensation expense of $229,500, compared to stock-based compensation expense of $154,667 for the same period in 2009. Stock-based compensation was related to stock options provided to our directors and consultants.

Net Loss

As a result of the above, our net loss for the six months ended June 30, 2010 was $417,692, compared to $748,831 for the same period of 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had no cash and a working capital deficit of $806,338.  Our planned expenditures over the next 12 months are expected to amount to approximately $1,000,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities.

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

Cash Used in Operating Activities

Cash used in operating activities in the six months ended June 30, 2010 was $38,979, compared to $38,117 for the same period of 2009.  In 2010 and 2009, operating activities used cash primarily for insurance, storage of our equipment, and payment to our outside auditors. We anticipate that cash used in operating activities will be limited over the balance of 2010 as we move forward with limited operations.  We have funded our operations primarily from the sale of excess laboratory equipment and from the issuance of our common stock, and expect to continue efforts to raise additional capital through the sale equipment and stock.

Cash Provided by Investing Activities

In the six months ended June 30, 2010, investing activities generated cash of $22,240 from the sale of excess equipment, compared to $600 in the same period of 2009.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock, issuance of convertible promissory notes, and advances from our stockholders.  In the six months ended June 30, 2010, we had net cash provided by financing activities of $9,438 related to advances under convertible promissory notes of $10,974, advances from our stockholders of $8,435, offset by payments on promissory notes of $9,971. Net cash provided by financing activities of $32,136 for the same period of 2009 was from the proceeds of a convertible promissory note and advances from our stockholders.

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

Stock-Based Compensation

We account for our stock option plan primarily under the recognition and measurement principles of FASB ASC 718, “Compensation – Stock Compensation”. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in ASC 718. We recorded stock-based compensation expense in the amount of $229,500 during the six months ended June 30, 2010.

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

Not Applicable.

Item 4.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company has not begun remediation efforts to correct the previously disclosed material weakness (as defined in Rule 13a-15(d) under the Exchange Act) reported on the Company’s Form 10-K filed for the period ended December 31, 2009.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

In January 2008, three stockholder lawsuits were filed against us in the United States federal court for the Western District of Washington: Armbruster v. Cellcyte Genetics Corporation, et. al, No. C08-0047, Tolerico v. Cellcyte Genetics Corporation, et. al., No. C08-0163 and Pruitt v. Cellcyte Genetics Corporation, et. al., No. C08-0178.  An amended complaint consolidating the 3 lawsuits was filed and the amended consolidated complaint alleged, inter alia, that the Company and its former officers and directors filed misleading statements with the Securities and Exchange Commission regarding our products, and that we posted misleading information regarding a former officer on our website.  The lawsuits claimed that investors purchased our stock based on the alleged misleading statements and seek monetary relief.

On March 22, 2010 all claims against the Company and our former officers and directors related to the stockholder lawsuits were dismissed, without prejudice, and without an award of costs to any party.

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

Item 1A.

Risk Factors

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities

During the six month period ended June 30, 2010, we issued 3,475,098 shares of our common stock to our consultants, contractors and legal advisors for services, with an estimated fair value of $98,874.

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

CELLCYTE GENETICS CORPORATION
Dated: August 20, 2010. Per:	/s/ “John M. Fluke, Jr.” John M. Fluke, Jr. Interim Principal Executive Officer

__________