Form 10-Q
period 2010-09-30
CELLCYTE GENETICS CORP
filed 2010-11-22
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   74,556,405 shares of common stock outstanding as of November 19, 2010.

- - 2 - -

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended September 30, 2010

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2010 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-Q:

Description	Page
Interim Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009:	3
Interim Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2010 and 2009 and for the period from January 4, 2005 (Date of Inception) to September 30, 2010:	4
Interim Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2010 and 2009 and for the period from January 4, 2005 (Date of Inception) to September 30, 2010:	5
Condensed Notes to Interim Consolidated Financial Statements:	6

__________

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$7,301
Other receivables	-	25,900
Prepaid expenses and deposits	17,500	6,875
Total Current Assets	17,500	40,076

OTHER ASSETS
Furniture and equipment, net of depreciation and impairment	63,347	137,787
Intellectual property, net of amortization and impairment	33,104	38,732
Total Other Assets	96,451	176,519

TOTAL ASSETS	$113,951	$216,595

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$647,445	$644,666
Accrued expenses	85,598	19,277
Due to related parties	142,408	140,704
Note payable - current portion	37,392	29,848
Total Current Liabilities	912,843	834,495

LONG TERM LIABILITIES
Convertible notes - related party	57,602	22,000
Note payable - long term portion	232,256	232,256
Total Long Term Liabilities	289,858	254,256

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
74,556,405 and 71,081,307 shares issued and outstanding, respectively	74,556	71,081
Additional paid in capital	11,448,158	10,956,070
Common stock purchase warrants	49,154	49,154
Deficit accumulated during development stage	(12,660,618)	(11,948,461)
Total Stockholders' Deficit	(1,088,750)	(872,156)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$113,951	$216,595

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					From Inception
	For the Three Months Ended		For the Nine Months Ended		(January 4, 2005)
	September 30,		September 30,		to September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	-	500	37,028	1,678,107
General and administrative	91,588	51,463	156,661	385,486	2,439,586
Professional fees	26,021	185,100	121,917	344,820	1,729,306
Research, development and laboratory	-	-	-	506	1,296,619
Salaries and benefits	-	-	-	-	1,457,524
Stock-based compensation	167,190	255,000	396,690	409,667	2,819,976
Total Operating Expenses	284,799	491,563	675,768	1,177,507	11,421,118
					-
LOSS FROM OPERATIONS	(284,799)	(491,563)	(675,768)	(1,177,507)	(11,421,118)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	32,512
Interest and finance charges	(9,666)	(4,862)	(27,504)	(67,749)	(233,657)
Impairment of intellectual property	-	-	-	-	(568,913)
Impairment of tenant improvements	-	-	-	-	(383,535)
Gain on extinguishment of debt	-	53,547	-	53,547	53,547
Gain (loss) on disposal of furniture and equipment	-	1,541	(8,885)	1,541	(139,454)
Total Other Income (Expense)	(9,666)	50,226	(36,389)	(12,661)	(1,239,500)

LOSS BEFORE TAXES	(294,465)	(441,337)	(712,157)	(1,190,168)	(12,660,618)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(294,465)	$(441,337)	$(712,157)	$(1,190,168)	$(12,660,618)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING FOR BASIC
AND DILUTED CALCULATION	74,556,405	68,137,053	73,407,562	65,088,519

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

			From Inception
	For the Nine Months Ended		(January 4, 2005)
	September 30,		to September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(712,157)	$(1,190,168)	$(12,660,618)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	5,628	5,628	113,511
Depreciation of furniture and equipment	43,314	131,348	535,844
Stock-based compensation	396,690	409,667	2,819,976
Non-cash services	65,170	226,003	957,890
Amortization of discount on note	450	-	450
Warrant issued for legal services	-	46,154	46,154
Accounts payable paid with common stock	33,704	69,755	103,459
Non-cash beneficial conversion right	-	20,000	36,400
Non-cash impairment of intellectual property	-	-	568,913
Non-cash impairment of tenant improvements	-	-	383,535
Expenses paid by stockholder	-	6,465	32,755
Accounts payable reduced in lease settlement	-	520,788	520,788
Gain on extinguishment of debt	-	(53,547)	(53,547)
Loss on disposal of furniture and equipment	8,885	(1,541)	139,454
Decrease (increase) in assets
Other receivables	25,900	-	-
Prepaid expenses and deposits	(10,625)	65,148	(17,500)
Increase (decrease) in liabilities
Accounts payable	20,294	(299,543)	555,419
Deferred rent	-	(7,853)	-
Accrued interest	-	-	82,088
Accrued expenses	66,321	49,672	85,598
Net cash used by operating activities	(56,426)	(2,024)	(5,749,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	-	-	(715,528)
Cash from sales of equipment	22,240	5,050	58,465
Furniture and equipment acquisiton, net	-	-	(1,327,070)
Cash acquired on reverse acquistion	-	-	1,429
Net cash provided (used) by investing activities	22,240	5,050	(1,982,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	35,152	-	1,008,552
Proceeds from convertible note allocated to warrant	-	-	3,000
Advances from related party	1,704	2,534	108,187
Payments on note payable	(9,971)	(11,340)	(43,493)
Proceeds from sale of common stock	-	-	6,655,889
Net cash provided by financing activities	26,885	(8,806)	7,732,135

Net increase in cash and cash equivalents	(7,301)	(5,780)	-

Cash and cash equivalents, beginning of period	7,301	6,304	-

Cash and cash equivalents, end of period	$-	$524	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$8,381

NON CASH INVESTING AND FINANCING ACTIVITES
Note payable to related party converted to common stock	$-	$36,400	$36,400
Issuance of note for insurance	$26,250	$20,625	$46,875
Issuance of note in exchange for accounts payable	$-	$275,000	$275,000

See accompanying condensed notes to the interim consolidated financial statements

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company’s financial statements include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results may differ from those estimates.

NOTE 2 – INTELLECTUAL PROPERTY

As of December 31, 2009, the Company had $70,002 of capitalized patents. Through September 30, 2010, the Company did not incur any additional costs for its intellectual property. The

Company amortizes patents over the remaining life of the patents, which ranges from 7 to 17 years.

Intellectual property at September 30, 2010 and December 31, 2009 is as follows:

	September 30,	December 31,
	2010	2009
Patents	$70,002	$70,002
Accumulated amortization	(36,898)	(31,270)
Patents, net	$33,104	$38,732

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2009, the Company had capitalized a total of $293,404 in laboratory, computer and office equipment. During the nine months ended September 30, 2010, the Company sold lab equipment with a cost basis of $58,525 and a net book value of $31,125, for $22,240, resulting in a loss of $8,885.

Property and equipment as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
Laboratory equipment	$144,119	$202,644
Computer and office equipment	90,760	90,760
Accumulated depreciation	(171,532)	(155,617)
Property and equipment, net	$63,347	$137,787

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

As of September 30, 2010, the Company was delinquent in its payments by $42,000.

On August 25, 2010, the Company entered into a forbearance agreement with its previous landlord whereby the landlord would forbear enforcement of its claims and causes of actions upon the following terms:

1.

A payment of $25,000 on or before December 21, 2010, and

2.

Commencing July 1, 2011 and on the first day of each month thereafter, for a total of six months ending December 1, 2011, a payment of $5,000.

These payments will be first applied to all accrued but unpaid interest, with the remainder to be applied against principal of the previously executed promissory note. In addition, each of these payments are personally guaranteed by a stockholder of the Company.

Principal payments under the promissory note are as follows:

Year	Principal Payments
2010	$27,509
2011	33,973
2012	38,211
2013	43,128
2014	48,598
Thereafter	68,346
Total	$259,764

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 74,556,405 and 71,081,307 shares of its common stock at September 30, 2010 and December 31, 2009, respectively.

During the nine month period ended September 30, 2010, the Company issued 3,475,098 shares of its common stock for services and settlement of trade accounts payable, with an estimated value of $98,874.

Common Stock Warrants

The Company did not issue any common stock purchase warrants during the nine month period ended September 30, 2010. Warrants outstanding are as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2008	1,529,365	$0.75	0.84 years
Warrants issued	919,230	0.06
Warrants exercised	-	-
Warrants expired	(1,529,365)	0.75
Balance, December 31, 2009	919,230	0.06	4.62 years

Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, September 30, 2010	919,230	$0.06	3.87 years

Common Stock Options

The Company granted stock options for 19,700,000 shares of its common stock to its officers and directors during the nine months ended September 30, 2010. In addition, stock options for 2,000,000 shares of common stock with an exercise price of $0.05 per share issued to its directors expired unexercised.

The weighted-average fair value of the stock options granted during the period was estimated to be $0.017 per share for a total fair value of $326,940, and was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: expected option life of 5 years; risk-free interest rate of 1.99%; dividend yield of 0%; and expected volatility of 100%. Certain of these options are subject to vesting conditions and, as of September 30, 2010, the Company had recorded stock-based compensation of $251,190 in connection with the vesting of these options leaving $75,750 to be expensed on future vesting. The Company also recognized $145,500 in stock-based compensation based on the vesting of previously granted options, leaving $90,000 to be recognized on future vesting.

The Company’s stock option activity for the nine month period ended September 30, 2010 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2008	1,735,000	$1.34	5.47 years
Options granted	15,810,000	0.066
Options exercised	-	-
Options cancelled and expired	-	-
Balance, December 31, 2009	17,545,000	0.19	3.81 years
Options granted	19,700,000	0.026
Options exercised	-	-
Options cancelled and expired	(2,000,000)	(0.05)
Balance, September 30, 2010	35,245,000	$0.106	3.99 years

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

Common stock equivalents that were not included in diluted earnings per share at September 30, 2010 and 2009 are as follows:

	2010	2009
Stock options	35,245,000	1,660,000
Warrants	919,230	1,529,365
Convertible promissory notes	2,410,501	1,000,000
Common stock equivalents	38,574,731	4,189,365

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008, two former officers, Gary Reys and Dr. Ronald Berninger, who were also members of the Company’s board of directors, advanced funds in the amount of $26,290 for their legal defense related to the matters discussed in Note 8. During 2009, Dr. Berninger advanced an additional $6,465 for his defense. Under the Company’s Bylaws, the Company is required to provide for the legal defense of its officers and directors. As of September 30, 2010, these amounts remain unpaid.

Convertible Promissory Notes

On December 23, 2009, a consultant of the Company loaned $25,000 to the Company in exchange for a convertible promissory note and a warrant to purchase 150,000 shares of common stock. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on December 22, 2014. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.035 per share. The fair market value of the warrants of $3,000 was recorded as a discount on the promissory note and is being amortized over five years. As of September 30, 2010, $450 of this discount has been amortized to interest expense.

During the nine months ended September 30, 2010, a stockholder of the Company advanced a total of $21,412 to help pay for certain operating costs. On March 18, 2010 these advances were converted into a convertible promissory note. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on January 24, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.024 per share.

During the nine months ended September 30, 2010, a second stockholder of the Company advanced a total of $13,740 to help pay for certain operating costs.  Effective August 18, 2010, these advances were converted into a convertible promissory note. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on August 17, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.02 per share.

Stockholder Advances

During the year ended December 31, 2007 a stockholder of the Company paid various outstanding payables on behalf of the Company. As of March 31, 2009 the Company owed this stockholder $107,949.  These advances are unsecured, non-interest bearing with no set terms of repayment.

During the nine months ended September 30, 2010, an officer of the Company paid various operating expenses on behalf of the Company. As of September 30, 2010 the Company owed this officer $1,704.  These advances are unsecured, non-interest bearing with no set terms of repayment.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition or disclosure in the condensed consolidated financial statements filed on Form 10-Q with the SEC and no other events, other than those described in these notes, have occurred that require disclosure.

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

The following discussion of our plan of operations, results of operations and financial condition as of and for the nine months ended September 30, 2010 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the nine months ended September 30, 2010 included in this Quarterly Report, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2009, including our annual audited financial statements set forth therein.

Overview

We are a biotechnology company involved in research and development of medical devices for cell expansion and maintenance.

 We intend to focus our efforts over the next twelve months within the device segment. These efforts will consist of entering into collaborative research agreements with well-known, established research organizations to utilize our patented CCG-E45 Culture Chamber product to enhance their cell production efforts. In conjunction with these research activities, our engineers will be developing alternative culture chamber configurations to optimize specific cell categories. Under these collaborative agreements, we will provide our CCG-E45 Incubators and Culture Chambers, and onsite training and oversight. Our collaboration partners will provide staffing, space and the cells types being tested.

On September 9, 2010, we finalized a collaborative research agreement with the Fred Hutchison Cancer Research Center in Seattle, Washington. We expect to start joint research activities under this agreement in the fourth quarter of 2010 or the first quarter of 2011.

We are also in discussions with a major university to enter into a collaborative agreement to provide our cell expansion technology for testing. This university is looking for alternatives to their existing cell production procedures to allow for higher volumes with substantially reduced labor costs. If finalized, we expect to start joint activities with this university in the fourth quarter of 2010.

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

Our plan of operations under our Interim Operating Plan for the next 12 months is to:

(a)

perform the work specified by out Interim Operating Plan under recently executed contracts with our scientists and manufacturing consultants.

(b)

apply for State and federal research grants to develop specific configurations and applications of the bioreactor device.

 (c)

support the beta testing of our bioreactor product as specified in our agreements with independent research laboratories to maximize the possibility that such labs will adopt our bioreactor technology to satisfy their cell expansion needs.

(d)

continue small scale manufacturing of our cell expansion culture chambers, as needed, to maintain an adequate supply of bioreactors for the academic and institutional research organizations with which we have beta testing collaboration agreements.

 (e)

locate and occupy new office, lab and manufacturing space if required to execute our Interim Operating Plan.

Over the next 12 months we anticipate that we will require an aggregate of $1,000,000 in cash and stock-based compensation to cover expenses and debt service, including certain accounts payable, as follows:

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

During the next 12 months we anticipate that we will generate minimal non-recurring engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology.   We presently do not have sufficient cash to fund our operations, and have curtailed substantially all activities, other than those called for by the execution of our Interim Operating Plan.

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

Subsequent to the 12 month period following the date of this Quarterly Report, we will be required to obtain additional financing in order to continue to pursue our business plan.  We cannot accurately predict the amount of additional capital that will be required, nor the extent to which this will consist of equity or debt financing.

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the issuance of promissory notes or the sale of our common stock to fund our business plan going forward.  In the absence of such financing, our business plan will fail.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009.

The following table sets out our consolidated loss for the periods indicated:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
General and administrative	91,588	51,463
Professional fees	26,021	185,100
Stock-based compensation	167,190	255,000
Other Income (Expense)	(9,666)	50,226
Net Loss	$ (294,465)	$(441,337)

Revenues

We have had no operating revenues since our inception on January 4, 2005 to September 30, 2010.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

Our general and administrative expenses in the three months ended September 30, 2010 increased to $91,588 from $51,463 for the same period of 2009, primarily as a result of an assessment by the State of Washington for sales taxes on equipment purchases that had previously been deferred under a State deferral program.

Professional Fees

In the three months ended September 30, 2010, we incurred professional fees of $26,021, compared to $185,100 for the same period of 2009. The decrease is primarily related to a reduction in the activities of the contract accountants providing general operating support, and that audit fees and legal services have declined due to limited activities.

Stock-Based Compensation

In the three months ended September 30, 2010, we incurred stock-based compensation expense of $167,100, compared to stock-based compensation expense of $255,000 for the same period in 2009. Stock-based compensation was related to stock options provided to our directors and consultants. The cost of our stock-based compensation has been declining due to the decline in the market price of our stock, and that certain performance criteria within the stock-option awards have not yet been met.

Net Loss

As a result of the above, our net loss for the three months ended September 30, 2010 was $294,465, compared to $441,337 for the same period of 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009.

The following table sets out our consolidated loss for the periods indicated:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
Consulting	500	37,028
General and administrative	156,661	385,486
Professional fees	121,917	344,820
Research, development and laboratory	-	506
Stock-based compensation	396,690	409,667
Other Income (Expense)	(36,389)	(12,661)
Net Loss	$ (712,157)	$(1,190,168)

Revenues

We have had no operating revenues since our inception on January 4, 2005 to September 30, 2010.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

Consulting Fees

In the nine months ended September 30, 2010, we had $500 in consulting fees, compared to $37,028 for the same period of 2009, primarily due to the curtailment of nearly all activities and limited resources.

General and Administrative Expenses

Our general and administrative expenses in the nine months ended September 30, 2010 decreased to $156,661 from $385,486 for the same period of 2009, primarily as a result of the curtailment of nearly all activities. In 2010, general and administrative costs consisted primarily of insurance expense and a sales tax assessment from the State of Washington, while 2009 general and administrative expenses consist primarily of lease costs.

Professional Fees

In the nine months ended September 30, 2010, we incurred professional fees of $121,917, compared to $344,820 for the same period of 2009. The decrease is primarily related to a reduction in the activities of the contract accountants providing general operating support, and that audit fees and legal services have declined due to limited activities.

Research, Development and Laboratory Expenses

In the nine months ended September 30, 2010, we incurred no research, development and laboratory expenses, compared to $506 during the same period of 2009.

Stock-Based Compensation

In the nine months ended September 30, 2010, we incurred stock-based compensation expense of $396,690, compared to stock-based compensation expense of $409,667 for the same period in 2009. Stock-based compensation was related to stock options provided to our directors, officers and consultants.

Net Loss

As a result of the above, our net loss for the nine months ended September 30, 2010 was $712,157, compared to $1,190,168 for the same period of 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had no cash and a working capital deficit of $895,344.  Our planned expenditures over the next 12 months are expected to amount to approximately $1,000,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed all activities except those related to performing under the research collaboration agreements.

During the period covered by our Interim Operating Plan, we expect to fund our operations through a combination of issuances of stock, including issuances of stock and stock options registered pursuant to an S-8 registration statement, as payment in-kind to our independent contractors, consultants and other service providers, and the issuance of convertible loans from current stockholders and other investors. We anticipate that we will not require additional financing beyond the results of actions described above in order to pursue our operations under the Interim Operating Plan. Our business activities and plan of operations beyond the next 12 months will depend on the extent to which our bioreactor product is found to be a superior way for clinical research laboratories, with which we establish collaborative research agreements, to satisfy their cell expansion needs.

In the event that the testing under our collaborative research agreements is successful, our goal is to convert each of our collaboration partners into a paying customer. With each collaborating laboratory, there exists the potential for our bioreactor to become a component of some diagnostic or therapeutic procedure that could be licensed to a biopharmaceutical manufacturer. At this time, we do not have any definitive information from any of our collaboration partners as to the effectiveness of our bioreactor, so there is a risk that the tests will not be successful and that our Interim Operating Plan will fail.

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

Cash Used in Operating Activities

Cash used in operating activities in the nine months ended September 30, 2010 was $56,426, compared to $2,024 for the same period of 2009.  In 2010 and 2009, operating activities used cash primarily for insurance, storage of our equipment, and payment to our outside auditors. We anticipate that cash used in operating activities will be limited over the balance of 2010 as we move forward with limited operations.  We have funded our operations primarily from the sale of excess laboratory equipment, loans from related parties, and from the issuance of our common stock, and expect to continue efforts to raise additional capital through the sale of equipment and stock.

Cash Provided by Investing Activities

In the nine months ended September 30, 2010, investing activities generated cash of $22,240 from the sale of excess equipment, compared to $5,050 in the same period of 2009.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock, issuance of convertible promissory notes, and advances from our stockholders.  In the nine months ended September 30, 2010, we had net cash provided by financing activities of $26,885 related to advances under convertible promissory notes of $35,152, advances from our stockholders of $1,704, offset by payments on promissory notes of $9,971. Net cash used by financing activities of $8,806 for the same period of 2009 was related to payments on promissory notes, offset by the proceeds of advances from our stockholders.

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

Stock-Based Compensation

We account for our stock option plan primarily under the recognition and measurement principles of FASB ASC 718, “Compensation – Stock Compensation”. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in ASC 718. We recorded stock-based compensation expense in the amount of $229,500 during the nine months ended September 30, 2010.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company has not begun remediation efforts to correct the previously disclosed material weakness (as defined in Rule 13a-15(d) under the Exchange Act) reported on the Company’s Form 10-K filed for the period ended December 31, 2009.

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

Item 1A.

Risk Factors

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities

During the nine month period ended September 30, 2010, we issued 3,475,098 shares of our common stock to our consultants, contractors and legal advisors for services, with an estimated fair value of $98,874.

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

CELLCYTE GENETICS CORPORATION
Dated: November 19, 2010. Per:	/s/ “John M. Fluke, Jr.” John M. Fluke, Jr. Interim Principal Executive Officer

__________