Form 10-K
period 2010-12-31
CELLCYTE GENETICS CORP
filed 2011-04-15
CIK 1325279

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

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

Non-Accelerated Filer ☐

Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates, computed by reference to the closing price of the common stock as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,610,418 based upon the closing price of such common stock on the OTC Bulletin Board of $0.0216.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  74,556,405 shares of common stock as of April 13, 2011.

__________

CELLCYTE GENETICS CORPORATION

Form 10-K

__________

PART I

2

ITEM 1.

BUSINESS

2

ITEM 1A.       RISK FACTORS

7

ITEM 2.

PROPERTY

12

ITEM 3.

LEGAL PROCEEDINGS

12

ITEM 4.

[REMOVED AND RESERVED]

12

PART II

12

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

12

ITEM 6.

SELECTED FINANCIAL DATA

14

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

14

ITEM 8.

FINANCIAL STATEMENTS

20

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

20

ITEM 9A.

CONTROLS AND PROCEDURES

20

ITEM 9B.

OTHER INFORMATION

22

PART III

23

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

23

ITEM 11.

EXECUTIVE COMPENSATION

26

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

28

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

29

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

30

PART IV

30

ITEM 15.

EXHIBITS

30

SIGNATURES

32

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2010 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

We intend to focus our efforts over the next twelve months primarily on the development of our cell expansion technology. These efforts will consist of entering into collaborative research agreements with well-known, established research organizations to utilize our patented CCG-E45 Culture Chamber product to enhance their cell production efforts. In conjunction with these research activities, our engineers will be developing alternative culture chamber configurations to optimize specific cell categories. Under these collaborative agreements, we will provide our CCG-E45 Incubators and Culture Chambers, and onsite training and oversight. Our collaboration partners will provide staffing, space and the cells types being tested.

On September 9, 2010, we finalized a collaborative research agreement with the Fred Hutchison Cancer Research Center in Seattle, Washington. We expect to start joint research activities under this agreement in the second quarter of 2011.

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

One possible application of our technology is in the expansion of umbilical cord blood-derived stem cells. There are current therapies that could be augmented by having access to more positive matched stem cells.  The number of stem cells that can be collected from one individual’s cord blood can only be used to treat a child or a small adult by a single administration, even though the therapy might require repeated injections.  Once a person reaches a certain weight, there are not enough stem cells from a single individual’s cord blood for a therapeutic intervention. As an example, leukemia patients would fall in this category, where cord blood transplants could positively impact developing treatments by having more viable cells available.  If we are able to expand matching stem cells from a single donor, we may have a  breakthrough for multiple therapeutic interventions from a single source.

Another potential application of our technology is in the treatment of multiple myeloma.  Widespread use of stem cell treatments for multiple myeloma patients has not been possible to date, because the stem cells required for these interventions must be immunologically identical or at least similar enough to avoid adverse complications.  Therapy with autologous cells is often not an option because the patient’s bone marrow contains tumor cells, and beneficial stem cells from a donor (allogeneic stem cells) are not available in significant numbers.  We believe our technology may provide sufficient quantities of patient-matched stem cells to be generated for therapeutic interventions.

As stated previously, our cell expansion device is believed to emulate the three-dimensional growth of cells in human solid organs, and for that reason we have discussed its use as an artificial pancreas for islet cells to reside in and produce insulin with physicians in diabetes research institutions. These applications would be a therapeutic advancement to treat diabetes, one of the world’s most pervasive, debilitating and growing diseases.

Lastly, an additional application for our technology is seen in the expansion of stem cells and other cells for minorities, as stem cell banks for these populations are very limited or do not currently exist.

Our Business Model

Our current business model focuses on the demonstration and development of our bioreactor technology in collaboration with independent research organizations to confirm the device’s efficacy in a wide range of applications and uses to support external research, to become an integral part of the process of bringing research to market, and then in the ultimate production of end-use therapies and products.  We intend to position our technology as a more efficient and cost effective means of expanding a wide range of cell types, which has the ability to accelerate research into a broad range of therapies.

We believe this model offers the shortest pathway to begin generating revenues.  We believe our technologies and the following strategies will make this possible:

Focus on Synergistic Technologies

We plan on only developing and commercializing discoveries with market demand that have undergone research with positive outcomes.  Our current product platform was chosen because it may offer a wide range of possible commercial and therapeutic applications, either individually or in combination with other product candidates, either those that we develop in-house or acquire, or those of other companies.  We believe this approach may afford us the opportunity to quickly advance our research and broaden our intellectual property portfolio while mitigating risks and costs of early stage clinical development.

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

The patent positions of biotechnology companies, including our company, are exposed to the same uncertainties to which all patents are confronted and thus may involve all of the corresponding complex and evolving legal and factual questions.  The coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued.  Consequently, we do not know whether any future applications will result in the issuance of patents, or if any existing or future patents will provide significant protection or commercial advantage or will be circumvented by others.  Since patent applications are secret until the applications are published (usually eighteen months after the earliest effective filing date), and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each pending patent applications or that we were the first to file patent applications for such inventions.  There can be no assurance that patents will issue from future patent applications or, if issued, that such patents will be of commercial benefit to us, afford us adequate protection from competing products, or not be challenged or declared invalid.

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

Research and Development

During the years ended December 31, 2010 and 2009, we incurred no direct research and development costs. During these periods we compensated our researchers through the issuance of stock options. As these stock options vested, the related expense has been recorded as stock compensation expense. At December 31, 2010 and 2009, the Company had $70,002 of capitalized patents.

Our previous research and development has consisted primarily of pre-clinical research work by our employees and consultants, development of our cell expansion and maintenance technology, and the licensing of patents and expenses relating to pursuing and prosecuting a range of patent claims related to stem cell delivery and purification.  During 2010 we did not have any employees and our consultants were primarily focused on developing modifications to our technology, and establishing collaboration agreements with research laboratories. Over the next twelve months we intend to focus our efforts in expanding our proof-of-concept collaborations around the cell expansion and maintenance technology and allowing us to bring these products to market and generate revenues for our company.

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

FDA Manufacturing Requirements

Among the conditions for product licensure is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to the FDA’s current good manufacturing practice (cGMP) requirements.  Even after product licensure approval, the manufacturer must comply with cGMP on a continuing basis, and what constitutes cGMP may change as the state of the art of manufacturing changes.  Domestic manufacturing facilities are subject to regular FDA inspections for cGMP compliance, which are normally held at least every two years.  Foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with the FDA.  Domestic manufacturing facilities may also be subject to inspection by foreign authorities. Upon commercialization of our products, we intend to contract with fully compliant and competent providers of these critical services.

Other Regulations

In addition to safety regulations enforced by the FDA, we are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act and other present and potential future foreign, Federal, State and local regulations.

Employees

We currently have no full time employees and are relying on contractors and unpaid management to continue development of our bioreactor technology and to seek financing to enable the continuation of operations.  At this time, all key contractors and management are compensated entirely through the grants of our stock and stock options.

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

We have not been able to raise significant amounts of cash from either equity or debt financings. Our consultants and contractors have agreed to continue work for the company in exchange for the issuance of unrestricted common stock and common stock options.

We intend to pursue opportunities to obtain additional financing through equity and debt financings, corporate alliances, research grants and collaborative research arrangements.  However, the source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our research and development programs.  Funding may not be available when needed, at all, or on terms acceptable to us.  Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

Our independent registered public accounting firm’s report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent registered public accounting firm, BehlerMick PS, state in their audit report attached to our audited consolidated financial statements for the years ended December 31, 2010 and 2009 that, since we have sustained operating losses since inception, have limited cash resources, have not generated any revenues to-date, these factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our Company.

We may need but fail to obtain partners to support our development efforts and to commercialize our technology.

We are relying on potential collaboration arrangements with outside research organizations to help us to develop and commercialize our cell expansion and maintenance technology. We are providing our incubators and bioreactors along with our oversight to certain research organizations to assist with further development. There is no certainty that these organizations will continue these collaborations or that the results of these arrangements will prove successful. If any of our collaborators terminates their relationship with us or we fail to perform our obligations in a timely manner, the development or commercialization of our technology and potential products may be adversely affected.

If we are not able to continue these collaborations, or to enter into new arrangements, we will be required to slow down or discontinue our development efforts due to a lack of resources.

We may not be awarded any State or federal research grants.

We will apply for State and Federal grants to help pay for the development of specific uses for our bioreactor technology. Certain of these grants may require that the application be submitted through a nonprofit research organization. While we are currently pursuing one such collaborative grant application with the Fred Hutchinson Cancer Research Center in Seattle, we may not be awarded any research grants.

We have a history of operating losses, and we may fail to obtain revenues or become profitable.

We expect to continue to incur substantial operating losses in the future in order to conduct our research and development activities, and, if those activities are successful, to fund production and other expenses.  These expenses include the cost of acquiring necessary technology, product testing, acquiring regulatory approvals, establishing production, marketing, sales and distribution programs and administrative expenses.  We have not earned any revenues from sales of any product.  We expect that any revenues we may earn in the foreseeable future will be derived from the sale of consumable bioreactors, cooperative agreements, research grants, investments and interest on invested capital, assuming that we are successful in raising capital.  We currently have no bioreactor product sales or current research grants, and we may not obtain any such grants in the future or receive any revenues from product sales.

If we are unable to protect our patents and proprietary rights, our business, financial condition and results of operations will be harmed.

We own certain patents related to our cell expansion and maintenance technology.  Patent protection for derivative products such as those we propose to develop is highly uncertain and involves complex and continually evolving factual and legal questions.

The governmental authorities that consider patent applications can deny or significantly reduce the patent coverage requested in an application before or after issuing the patent.  Consequently, we do not know whether any of our future applications, should they be required for any derivative products, will result in the issuance of patents, if any existing or future patents will provide sufficient protection or significant commercial advantage or if others will circumvent these patents.

Patents may not be issued from our future patent applications or, if issued, may not be of commercial benefit to us.  In addition, our patents may not afford us adequate protection from competing products.  Third parties may challenge our patents or governmental authorities may declare them invalid or reduce their scope.  In the event that a third party has also filed a patent application relating to inventions claimed in our patent applications, we may have to participate in proceedings to determine priority of invention.  Even if a patent issues, a court could decide that the patent was issued invalidly.  Because patents issue for a limited term, our patents may expire before we utilize them profitably.   Procedures of the European Patent Office, third parties may oppose our issued European patents during the relevant opposition period.  These proceedings and oppositions could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us, and the outcome might not be favorable to us.

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

A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have received patents relating to cell expansion and maintenance and other technologies potentially relevant to or necessary for our expected future products.  We cannot predict which, if any, of the applications for patents on derivative products will issue as patents, and there may be existing patents of which we are currently unaware which the commercialization of our product candidates would infringe.  If third party patents or patent applications contain valid claims that our technology infringes upon their technology, we may be prevented from commercializing that technology unless the third party is willing to grant a license to us.  We may be unable to obtain licenses to the relevant patents at a reasonable cost, if at all, and may also be unable to develop or obtain alternative non-infringing technology.  If we are unable to obtain such licenses or develop non-infringing technology at a reasonable cost, our revenue opportunities could be materially reduced if our collaborations reveal that derivative products are needed to generate a sustainable market share.  Also, any infringement lawsuits commenced against us may result in significant costs, divert our management’s attention and result in an award against us for substantial damages.

We are aware of intellectual property rights held by third parties that potentially relate to products or technologies for which we hold patents and are currently commercializing.   We currently believe that the commercialization of our products as currently planned will not infringe these third party rights, or, alternatively, that we will be able to obtain necessary licenses or otherwise use alternate non-infringing technology.  However, third parties may nonetheless bring suit against us claiming infringement.  If we are unable to prove that our technology does not infringe their patents, or if we are unable to obtain necessary licenses or otherwise use alternative non-infringing technology, we may not be able to commercialize any products.

We compete with companies that have significant advantages over us.

It is expected that our products will face competition from a variety of potentially similar products and procedures.  Several larger and or better funded companies currently offer a number of cell expansion products and methods that are competitive to ours.    We believe that our products, when and if successfully demonstrated in actual use, will compete with these products principally on the basis of improved and extended efficacy and safety and provide significant economic benefit to the health care research and development projects that require cell expansion by reducing laboratory labor, demand on laboratory equipment, and the attendant floor space required.  We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies.  Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies.  Many of these competitors have significant products approved or in development that could be competitive with our products.

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

We are highly dependent on former members of our scientific and engineering staff that have agreed to continue working as contractors until the company is able to obtain additional funding.  Although we have entered into contractor agreements with some of these individuals and will pay them through the issuance of unrestricted common stock options subject to certain vesting requirements, they may terminate their agreements at any time.  In addition, our operations are dependent upon our ability to attract and retain additional qualified scientific and management personnel.  We may not be able to attract and retain the personnel we need on acceptable terms given the competition for experienced personnel among pharmaceutical, biotechnology and health care companies, universities and research institutions, and our current financial condition.

Our activities involve hazardous materials; improper handling of these materials by our employees, contractors or agents could expose us to significant legal and financial penalties.

Our research and development activities involve the controlled use of hazardous chemicals.  Their use subjects us to environmental and safety laws and regulations such as those governing laboratory procedures.  Compliance with current or future laws and regulations may be expensive and the cost of compliance could adversely affect us.

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

Since our inception we have been the subject of certain lawsuits and other legal proceedings. While these legal matters have all been settled or dismissed, we expended virtually all of our resources in defending ourselves.

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

In order to produce our bioreactors, we require certain raw materials used in our manufacturing process. These items must be manufactured and supplied to us in sufficient quantities and in compliance with Good Manufacturing Practices, or GMP. To meet these requirements, we will need to enter into supply agreements with firms that manufacture these components to GMP standards. Our requirements for these items are expected to increase if and when we transition to the manufacture of commercial quantities of our products.

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

The market price of our stock is likely to be highly volatile due to the risks and uncertainties described in this risk factors section, as well as other factors, including:

?

potential lawsuits;

?

our ability to develop and successfully demonstrate our technology;

?

our ability to patent or obtain licenses to necessary technology for derivative products, should such become necessary;

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

ITEM 2.

PROPERTY

We are on a month-to-month lease located at 14205 SE 36th Street, Suite 100, Bellevue, WA, 98006.

ITEM 3.

LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4.

[REMOVED AND RESERVED]

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

Quarter Ended	High Bid	Low Bid
March 31, 2009	0.075	0.065
June 30, 2009	0.076	0.076
September 30, 2009	0.070	0.052
December 31, 2009	0.035	0.030
March 31, 2010	0.034	0.027
June 30, 2010	0.021	0.020

September 30, 2010	0.018	0.013
December 31, 2010	0.015	0.010

On April 13, 2011, the closing sales price of our shares of common stock on the OTCBB was $0.017 per share.

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

We have not declared any dividends.  We do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plans

The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders(1)	35,364,230	$0.107	17,005,000
Equity Compensation Plans Not Approved by Security Holders	-	-	-

(1)

 During the year ended December 31, 2010 we granted options to acquire 19,700,000 shares of our common stock at prices between $0.035 and $0.018 per share pursuant to our Revised 2009 Stock Incentive Plan for Employees and Consultants. During the year ended December 31, 2009, we granted options to acquire 15,810,000 shares of our common stock at exercise prices between $0.07 and $0.035 per share, pursuant to our Revised 2009 Stock Incentive Plan for Employees and Consultants

Note: See Note 5 to the Consolidated Financial Statements for complete information on the assumptions used in the valuation of our common stock warrants and stock options.

Outstanding Equity Awards to Our Officers at Fiscal Year-End

Name and Principal Position	Number of Securities Underlying Unexercised options that are exercisable (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercisable Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares of Stock that have not Vested (#) (g)	Market Value of Shares of Stock that have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
John M. Fluke, Jr., Principal Executive Officer	150,000 8,000,000 4,200,000 6,600,000	- - - -	- - - -	1.50 0.07 0.035 0.018	3/30/17 5/19/14 1/12/15 8/24/15	- - - -	- - - -	- - - -	- - - -
Randy Lieber, Principal Accounting Officer	3,000,000 4,200,000	- -	- -	0.07 0.035	5/19/14 1/12/15	- -	- -	- -	- -
Douglas Cerretti, President	100,000 1,000,000 1,250,000	- - -	- - 1,250,000 (1)	0.52 0.07 0.02	5/13/13 5/19/14 7/22/15	- - -	- - -	- - -	- - 17,500

(1)

The remaining options for 1,250,000 shares of common stock vest upon the achievement of certain milestones, which include the execution of targeted collaboration agreements and the receipt of customer purchase orders.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our plan of operations, results of operations and financial condition should be read in conjunction with our audited financial statements for the years ended December 31, 2010 and 2009 and the section of this Annual Report entitled “Description of Business”.

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

Our plan of operations under our Interim Operating Plan for the next 12 months is to:

(a)

perform the work specified by out Interim Operating Plan under recently executed contracts with our scientists and manufacturing consultants..

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

Over the next 12 months we anticipate that we will require an aggregate of $700,000 in cash and stock-based compensation to cover expenses and debt service, including certain accounts payable, as follows:

(a)

$50,000 for facility and equipment related expenses;

(b)

$60,000 for debt service;

(c)

$120,000 for pre-clinical work, quality assurance, manufacturing of biologic material, academic collaborations and further research collaborations;

(d)

$80,000 for design and device manufacturing;

(e)

$150,000 for legal expenses related to general corporate matters, accounting expenses related to quarterly reviews and annual audits;

(f)

$125,000 for salaries and consulting; and

(g)

$115,000 for general and administrative, insurance and public relations.

During the next 12 months we anticipate that we will generate minimal non-recurring engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology.  We had no cash and cash equivalents and a working capital deficit of $(906,697) at December 31, 2010.  We presently do not have sufficient cash to fund our operations, and have curtailed substantially all activities, other than those called for by the execution of our Interim Operating Plan.

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

Results of Operations

The following table sets forth selected financial information relating to our company for the periods indicated:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues	$ -	$ -
Operating expenses
Consulting	(500)	(37,509)
General and administrative	(177,173)	(418,290)
Professional fees	(139,591)	(405,863)
Stock-based compensation	(438,690)	(476,000)
Other expense, net	(43,278)	(91,775)
Net loss	(799,232)	(1,420,437)

We have been funding our operations primarily by way of private placements of shares of our common stock and the issuance of convertible promissory notes.  We will require additional capital to meet our immediate and long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

We have had no operating revenues since our inception on January 4, 2005, to December 31, 2010.  We anticipate that we will not generate any significant revenues for so long as we are a development stage company.

Consulting Expenses

We had consulting expenses of $500 in the year ended December 31, 2010, compared to $37,509 in the year ended December 31, 2009. Contractors and consultants were compensated primarily with stock options for services in 2010 and 2009. Accordingly, the related expense has been recorded as stock-based compensation.

General and Administrative Expenses

Our general and administrative expenses in the year ended December 31, 2010 decreased to $177,173 from $418,290 in 2009, primarily as a result of the reduction in rent and related operating costs.

Professional Fees

In the year ended December 31, 2010, we incurred professional fees of $139,591, compared to $405,863 in 2009, primarily as a result of the reduction in legal fees associated with the settlement of various legal matters.

Stock-Based Compensation

In the year ended December 31, 2010, we incurred stock-based compensation expense of $438,690, compared to $467,000 in 2009, directly related to the use of options to compensate our consultants and Board members for their work on our behalf.

Other Expense, net

In the year ended December 31, 2010, other expense of $43, 278 was primarily related to interest and finance charges, whereas other expense in 2009 consisted of interest and finance charges, and a loss on disposal of furniture and equipment, partially offset by a gain on extinguishment of debt.

Net Loss

As a result of the above, our net loss for the year ended December 31, 2010 was $799,232, compared to $1,420,437 in 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had no cash and a working capital deficit of $(906,697).  Our planned expenditures over the next twelve months are expected to amount to approximately $700,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities. We will require additional financing in order to pursue our plan of operations for the next twelve months.  There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.  If we are unable to obtain additional financing, we may have to reduce or abandon our business activities and plan of operations.

We believe that general debt financing will not be an alternative for funding, as we do not have tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of convertible loans and/or equity financing from the sale of our common stock, the sale of excess equipment, and from State and federal research grants.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from any of these sources to fund our plan of operations going forward.  In the absence of such financing, our business plan will fail.  Even if we are successful in obtaining financing, there is no assurance that we will obtain the funding necessary to pursue our business plan.  If we do not continue to obtain additional financing going forward, we will be forced to abandon our plan of operations.

Cash Used in Operating Activities

Cash used in operating activities in the year ended December 31, 2010, was $80,227, compared to $29,240 in the year ended December 31, 2009.  Cash used for operating activities in 2010 and 2009 was primarily limited to debt service, month-to-month facility lease, and outside accounting services.

Cash Provided by Investing Activities

In the year ended December 31, 2010, investing activities provided cash of $71,240, compared to providing cash of $36,225 in the year ended December 31, 2009. Cash was primarily provided by selling excess equipment to help fund our operations.

Cash Provided By (Used in) Financing Activities

We have funded our business to date primarily from sales of our common stock and the issuance of convertible debt.  In the year ended December 31, 2010, financing activities provided cash in the amount of $1,686, compared to using cash in the amount of $5,988 in the year ended December 31, 2009.

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

Future Financings

We anticipate continuing to rely on sales of our common stock, advances and convertible loans from our stockholders, and the issuance of stock options to our contractors to fund our business operations.   Issuances of additional shares will result in dilution to our existing stockholders.  There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our business plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Material Commitments

On August 14, 2009, we finalized a lease termination agreement with our landlord whereby we executed a promissory note in the amount of $275,000, provided certain other concessions, and agreed to vacate our facility. The promissory note bears interest at the annual rate of 12%, has monthly payments of $5,000, and is collateralized by all of the remaining assets of the Company.

On August 25, 2010, we entered into a forbearance agreement with our previous landlord whereby the landlord would forbear enforcement of its claims and causes of actions upon the following terms:

1.

A payment of $25,000 on or before December 21, 2010, and

2.

Commencing July 1, 2011 and on the first day of each month thereafter, for a total of six months ending December 1, 2011, a payment of $5,000.

These payments will be first applied to all accrued but unpaid interest, with the remainder to be applied against principal of the previously executed promissory note. In addition, each of these payments are personally guaranteed by an officer/stockholder of the Company.

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

Stock-Based Compensation

We account for our stock option plan primarily under the recognition and measurement principles of FASB ASC 718, “Compensation – Stock Compensation” Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in ASC 718. We recorded stock-based compensation expense in the amount of $438,690 during the year ended December 31, 2010.

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

ITEM 8.

FINANCIAL STATEMENTS

We have filed as part of this Annual Report our audited financial statements as of and for the years ended December 31, 2010 and 2009, and the related notes to these financial statements. These financial statements are set forth in this Annual Report beginning on page F-1 below, and are incorporated by reference in this Item 8.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes or disagreements with our accountants on accounting and financial disclosure during the two previous fiscal years.

BehlerMick PS have not been consulted on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our company's financial statements.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by CellCyte Genetic Corporation’s management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of CellCyte Genetic Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2010, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies, journal entry documentation procedures and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that CellCyte Genetics Corporation’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, CellCyte Genetics Corporation believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, CellCyte Genetics Corporation’s financial condition as of December 31, 2010 and 2009, and results of its operations and cash flows for the years ended December 31, 2010 and 2009, in conformity with United States generally accepted accounting principles (GAAP).

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

CellCyte Genetic Corporation’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, CellCyte Genetics Corporation’s management has concluded that, as of December 31, 2010, the CellCyte Genetics Corporation’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) during the year ended December 31, 2010 that may  materially affect, or is reasonably likely to materially affect, our internal control over financial reporting. We have previously disclosed the suspension of a significant portion of the Company’s operations, and the appointment of the Audit Committee Chairman, previously an independent director, as the Interim Principal Executive Officer.

ITEM 9B.

OTHER INFORMATION

Not applicable.

__________

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the end of the fiscal year covered by this Annual Report are as follows:

Name and Municipality of Residence	Age	Current Office with CellCyte Genetics Corporation	Director or Officer Since
Randy A. Lieber Issaquah, Washington, USA	54	Principal Accounting Officer and a director	November 24, 2008
John M. Fluke, Jr. Bellevue, Washington, U.S.A.	68	Interim Principal Executive Officer and a director	June 1, 2007
Dr. Douglas P. Cerretti, PhD Shoreline, Washington, U.S.A.	60	President	July 24, 2010

The following is a description of the business background of the directors and executive officers of our company:

John M. Fluke, Jr. – Interim Principal Executive Officer and a director

Mr. Fluke, age 68, is the Chairman of Fluke Capital Management, LP; the Fluke family's investment and trust management company. He founded the company in 1976. Mr. Fluke graduated from the University of Washington in 1964, with a Bachelor of Science Degree in Electrical Engineering, and received his Master's Degree in Electrical Engineering from Stanford University in 1966.

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

Randy A. Lieber – Principal Accounting Officer and a director

Mr. Lieber, age 54, is a senior financial professional with more than 29 years of experience working with both public and private companies. He is also the Chief Financial Officer of Blink Interactive, Inc., a user experience, research and design firm.

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

Mr. Lieber has BS degree in accounting from Central Washington University and became a CPA in Alaska in 1987 and in California in 1996. He is on the Board of Directors of the Greater Seattle USBC Youth Bowling Association and the Greater Seattle USBC Association.

Douglas Pat Cerretti, PhD – President

Dr. Cerretti, age 60, is a biopharmaceutical research scientist with experience in drug development in inflammation and cancer. From 1984 to 2002 he served with Immunex and, after Immunex’ acquisition in 2002, with Amgen in positions ranging from Staff Scientist through Scientific Director. Dr. Cerretti retired from Amgen in 2007. He is the author or co-author of more than 100 scientific publications and has over 40 issued US Patents to his name.

Dr. Cerretti has worked with our Company since October 2009, initially as our Chief Science Officer and Director of Business Development, where he helped formulate our scientific and business strategies.  He has also worked as a senior scientific consultant through DPC BioPharma Consulting of Seattle,

Washington since 2008, formulating a business plan and scientific strategies for a potential stem cell product.  From 2002 through 2007, Dr. Cerretti served as Scientific Director and Senior Research Scientist, Department of Cancer Biology for Amgen Corporation.  From 1984 through 2002, he served as a Senior Research Scientist for Immunex Corporation within their departments of Vascular and Molecular Biology.

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

Family Relationships

None of the directors, officers or the significant employees of our company are related to one another.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based upon these forms, our officers, directors and ten percent stockholders were in compliance during the fiscal year ended December 31, 2010.

Code of Ethics

We have not as yet adopted a Code of Ethics.  We plan to adopt a Code of Ethics applicable to our directors, officers and employees in 2011 following the resumption of operations.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our Principal Executive and Accounting Officers. No other executive officer earned more than $100,000 in 2010 or 2009 (the “Named Executive Officers”). During 2010 all compensation was in the form of stock grants or stock option grants. Compensation for stock grants reflect the estimated fair value of our common stock on the date of issuance, while the compensation for stock option awards is calculated using the Black-Scholes model, using the assumptions discussed in the notes to our financial statements, and recognized over the vesting period.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
John M. Fluke, Jr., Principal Executive Officer	2010 2009	- -	- -	- -	163,440 245,000	- -	- -	- -	163,440 245,000
Randy Lieber, Principal Accounting Officer	2010 2009	- -	- -	42,450 75,461	12,500 57,500	- -	- -	- -	54,950 132,961
Douglas P. Cerretti, President	2010 2009	- N/A	- N/A	- N/A	23,750 N/A	- N/A	- N/A	- N/A	23,750 N/A

Stock Options

John M. Fluke, Jr. became our Interim Principal Executive Officer during 2008. During 2009, Mr. Fluke was granted options to purchase 9,000,000 shares of common stock at exercise prices between $0.07 and $0.035 per share. Of these, options for 1,000,000 shares expired unexercised during 2010. During 2010, Mr. Fluke was granted additional options to purchase 10,800,000 shares of common stock at prices between $0.035 and $0.018 per share.

Randy A. Lieber became our Principal Accounting Officer during 2008. During 2009, Mr. Lieber was granted options to purchase 4,000,000 shares of common stock at exercise prices between $0.07 and $0.035 per share. Of these, options for 1,000,000 shares expired unexercised during 2010. During 2010, Mr. Lieber was granted options to purchase 4,200,000 shares of common stock at an exercise price of $0.035 per share.

Dr. Douglas P. Cerretti became our President during 2010. During 2009, Dr. Cerretti was granted options to purchase 1,000,000 shares of common stock at an exercise price of $0.07 per share. During 2010, Dr. Cerretti was granted options to purchase 2,500,000 shares of common stock at an exercise price of $0.02 per share.

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

Director Compensation

We pay our directors for their services as directors in restricted stock grants and/or options for unrestricted common stock.  The following table sets forth information about compensation paid to our directors in 2010:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
John M. Fluke, Jr.	-	-	109,000	-	-	-	109,000
Randy A. Lieber	-	-	109,000	-	-	-	109,000

During 2010, Mr. Fluke and Mr. Lieber were each compensated for their board representation through the grant of stock options for 4,200,000 shares of our common stock.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock held by him, except as otherwise indicated. As of April 13, 2011, there are 74,556,403 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Shares(1)	Percent
Named Executive Officers and Directors(2)
Randy A. Lieber Principal Accounting Officer and a director	10,507,543(4)	10.3%
John M. Fluke, Jr. Interim Principal Executive Officer and a director	19,687,989(3)	19.3%
Dr. Douglas P. Cerretti, Ph.D. President	1,400,000(5)	1.4%

Directors and Executive Officers as a Group (3 Persons)	31,595,532	30.9%
Beneficial Owners of in Excess of 5% (other than Executive Officers and Directors)
Gary A. Reys Stockholder	18,625,000	18.2%
Dr. Ronald W. Berninger, Ph.D. Stockholder	18,625,000	18.2%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 13, 2011. As of April 13 2011, there were 74,556,405 shares issued and outstanding. In addition, stockholders listed above hold 27,550,000 options to purchase common stock that are included in the beneficial ownership calculation.

(2)

The address of the executive officers and directors is 14205 SE 36th Street, Suite 100, Bellevue, Washington, U.S.A., 98006.

(3)

Includes vested options to acquire up to 18,950,000 shares of our common stock at exercise prices of $0.018 to $1.50 per share.

(4)

Includes vested options to acquire up to 7,200,000 shares of our common stock at exercise prices of $0.035 to $0.07 per share.

(5)

Includes vested options to acquire up to 1,250,000 shares of our common stock at an exercise price of $0.02 per share, and a warrant to purchase up to 150,000 shares of our common stock at an exercise price of $0.035 per share.

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

On December 23, 2009, our President and Chief Science Officer loaned our company $25,000 under a convertible promissory note. In connection with this promissory note, we also issued him a warrant to purchase 150,000 shares of our common stock. During 2010 this officer advanced an additional $6,142 to help cover operating costs.

During 2010, our board members advanced a total of $29,328 to help cover general operating costs.

Material Contracts

None.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

We engaged BehlerMick PS, Certified Public Accountants, as our independent auditors effective April 27, 2007.  The following table provides information relating to the fees we paid to our independent auditors for the periods indicated:

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009
Audit Fees	$42,500	$54,301
Audit-related Fees	-	-
Tax Fees	-	-
All other Fees	-	-

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

April 14, 2011
John M. Fluke, Jr., Director

Date

/s/ Randy Lieber

April 14, 2011
Randy Lieber, Director

Date

CELLCYTE GENETICS CORPORATION

(a Development Stage Company)

Consolidated Financial Statements

December 31, 2010

Index

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

CELLCYTE GENETICS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of CellCyte Genetics Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period January 4, 2005 (inception) to December 31, 2010. CellCyte Genetics Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CellCyte Genetics Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period January 4, 2005 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BehlerMick PS

BehlerMick PS

Spokane, Washington

April 14, 2011

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$7,301
Other receivables	-	25,900
Inventroy	-	-
Prepaid expenses and deposits	10,050	6,875
Total Current Assets	10,050	40,076

OTHER ASSETS
Furniture and equipment, net of depreciation and impairment	15,190	137,787
Intellectual property, net of amortization and impairment	31,226	38,732
Total Other Assets	46,416	176,519

TOTAL ASSETS	$56,466	$216,595

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$662,820	$644,666
Accrued expenses	80,268	19,277
Due to related parties	140,704	140,704
Deferred rent	-	-
Note payable - current portion	32,955	29,848
Convertible note payable to related party	-	-
Total Current Liabilities	916,747	834,495

LONG TERM LIABILITIES
Convertible notes - related party	22,600	22,000
Note payable - long term portion	250,943	232,256
Total Long Term Liabilities	273,543	254,256

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
74,556,405 and 71,081,307 shares issued and outstanding, respectively	74,556	71,081
Additional paid in capital	11,490,159	10,956,070
Common stock purchase warrants	49,154	49,154
Deficit accumulated during development the stage	(12,747,693)	(11,948,461)
Total Stockholders' Deficit	(1,133,824)	(872,156)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$56,466	$216,595

The accompanying notes are an integral part of these consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
	Year Ended		(January 4, 2005)
	December 31,		to December 31,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Consulting	500	37,509	1,678,107
General and administrative	177,173	418,290	2,460,098
Professional fees	139,591	405,863	1,746,980
Research, development and laboratory	-	-	1,296,619
Salaries and benefits	-	-	1,457,524
Stock-based compensation	438,690	467,000	2,861,976
Total Operating Expenses	755,954	1,328,662	11,501,304

LOSS FROM OPERATIONS	(755,954)	(1,328,662)	(11,501,304)

OTHER INCOME (EXPENSE)
Interest income	-	-	32,512
Interest and finance charges	(38,459)	(76,530)	(244,612)
Impairment of intellectual property	-	-	(568,913)
Impairment of tenant improvements	-	-	(383,535)
Gain on extinguishment of debt	-	53,547	53,547
Loss on disposal of furniture and equipment	(4,819)	(68,792)	(135,388)
Total Other Income (Expense)	(43,278)	(91,775)	(1,246,389)

LOSS BEFORE TAXES	(799,232)	(1,420,437)	(12,747,693)

INCOME TAXES	-	-	-

NET LOSS	$(799,232)	$(1,420,437)	$(12,747,693)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING FOR BASIC
AND DILUTED CALCULATION	73,697,133	66,488,444

The accompanying notes are an integral part of these consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 4, 2005)
	Year Ended December 31,		to December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(799,232)	$(1,420,437)	$(12,747,693)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	7,506	7,504	115,389
Depreciation of furniture and equipment	46,536	148,717	539,066
Stock-based compensation	438,690	467,000	2,861,976
Non-cash services	65,170	400,119	957,890
Amortization of discount on note	600	-	600
Warrant issued for legal services	-	46,154	46,154
Accounts payable paid with common stock	33,704	69,755	103,459
Non-cash beneficial conversion right	-	20,000	36,400
Non-cash impairment of tennant improvements	-	-	383,535
Non-cash impairment of intellectual property	-	-	568,913
Expenses paid by shareholder	-	6,465	32,755
Accounts payable reduced in lease settlement	-	520,788	520,788
Gain on extinguishment of debt	-	(53,547)	(53,547)
Loss on disposal of furniture and equipment	4,819	68,792	135,388
Decrease (increase) in assets
Other receivables	25,900	(25,900)	-
Prepaid expenses and deposits	(3,175)	72,023	(10,050)
Increase (decrease) in liabilities
Accounts payable	38,264	(383,803)	573,389
Deferred rent	-	7,853	-
Accrued interest	-	-	82,088
Accrued expenses	60,991	19,277	80,268
Net cash used by operating activities	(80,227)	(29,240)	(5,773,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	-	-	(715,528)
Cash from sales of equipment	71,240	36,225	107,465
Furniture and equipment acquisition, net	-	-	(1,327,070)
Cash acquired on reverse acquisition	-	-	1,429
Net cash provided by investing activities	71,240	36,225	(1,933,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	29,328	22,000	1,002,728
Proceeds from convertible note allocated to warrant	-	3,000	3,000
Advances from related party	6,142	2,534	112,625
Payments on note payable	(33,784)	(33,522)	(67,306)
Proceeds from sale of common stock	-	-	6,655,889
Net cash provided (used) by financing activities	1,686	(5,988)	7,706,936

Net (decrease) increase in cash and cash equivalents	(7,301)	997	-

Cash and cash equivalents, beginning of period	7,301	6,304	-

Cash and cash equivalents, end of period	$-	$7,301	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$10,883	$10,883	$21,766

NON CASH INVESTING AND FINANCING ACTIVITES
Note payable to related party converted to common stock	$-	36,400	$36,400
Issuance of note for insurance	$26,250	$20,625	$46,875
Issuance of note in exchange for accounts payable	$-	$275,000	$275,000

The accompanying notes are an integral part of these consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Common	Deficit	Total
			Additional	Stock	Accumulated During	Stockholders'
	Common Stock		Paid-in	Purchase	Development	Equity
	Shares	Amount	Capital	Warrants	Stage	(Deficit)

Initial contribution by founders	37,250,000	$200	$-	$-	$-	$200

Net loss for year ended December 31, 2005	-	-	-	-	(315,030)	(315,030)

Balance, December 31, 2005	37,250,000	200	-	-	(315,030)	(314,830)

Net loss for year ended December 31, 2006	-	-	-	-	(385,639)	(385,639)

Balance, December 31, 2006	37,250,000	200	-	-	(700,669)	(700,469)

Issued on settlement of CGW debts	678,060	678	1,016,410	-	-	1,017,088

Issued in exchange for CGW share purchase warrants	205,000	205	245,795	-	-	246,000

Recapitalization adjustment	17,740,000	54,790	(538,422)	203,000	-	(280,632)

Balance post recapitalization (Note 3)	55,873,060	55,873	723,783	203,000	(700,669)	281,987

Issued for private placement	3,981,165	3,981	4,772,770	1,195,000	-	5,971,751

Stock-based compensation	-	-	1,780,000	-	-	1,780,000

Net loss for year ended December 31, 2007	-	-	-	-	(4,521,196)	(4,521,196)

Balance, December 31, 2007	59,854,225	59,854	7,276,553	1,398,000	(5,221,865)	3,512,542

Issued on exercise of warrants	67,146	67	201,371	-	-	201,438

Reclassification on exercise of warrants	-	-	147,071	(147,071)	-	-

Issued for private placement	840,000	840	146,160	63,000	-	210,000

Issued for services	1,135,247	1,136	491,465	-	-	492,601

Issued for private placement	689,365	689	119,950	51,702	-	172,341

Issued on exercise of warrants	333,862	334	99,825	-	-	100,159

Repricing of warrants	-	-	(367,366)	367,366	-	-

Reclassification on expiration of warrants	-	-	1,618,295	(1,618,295)	-	-

Stock-based compensation	-	-	176,286	-	-	176,286

Beneficial conversion rights of convertible debt	-	-	16,400	-	-	16,400

Net loss for year ended December 31, 2008	-	-	-	-	(5,306,159)	(5,306,159)

Balance, December 31, 2008	62,919,845	62,920	9,926,010	114,702	(10,528,024)	(424,392)

Beneficial conversion rights of convertible debt	-	-	20,000	-	-	20,000

Issued for services	-	-	-	46,154	-	46,154

Issued for services	7,161,462	7,161	392,958	-	-	400,119

Warrant issued with convertible debt	-	-	-	3,000	-	3,000

Issued in conversion of promissory note	1,000,000	1,000	35,400	-	-	36,400

Stock-based compensation	-	-	467,000	-	-	467,000

Expiration of warrants	-	-	114,702	(114,702)	-	-

Net loss for year ended December 31, 2009	-	-	-	-	(1,420,437)	(1,420,437)

Balance, December 31, 2009	71,081,307	$71,081	$10,956,070	$49,154	$(11,948,461)	$(872,156)

Issued for services	3,475,098	3,475	95,399	-	-	98,874

Stock-based compensation	-	-	438,690	-	-	438,690

Net loss for year ended December 31, 2010	-	-	-	-	(799,232)	(799,232)

Balance, December 31, 2010	74,556,405	$74,556	$11,490,159	$49,154	$(12,747,693)	$(1,133,824)

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

CellCyte Genetics Corporation (the “Company”) is in the development stage, as defined by Financial Accounting Standards Board (“FASB”) ASC 915, “Development Stage Entities”, and its efforts have been principally devoted to the commercialization of its cell expansion technology since it previously discontinued the discovery and development of stem cell therapeutic products in 2008. To date, the Company has not generated any sales revenues, has incurred ongoing operating expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2010, the Company has accumulated losses of $12,747,693.

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

Basis of Consolidation

These consolidated financial statements include the accounts of CellCyte Genetics Corporation, a private Washington corporation, since its incorporation on January 4, 2005 and its parent, CellCyte Genetics Corporation, a Nevada corporation, since the reverse acquisition on March 14, 2007.  All inter-company balances and transactions have been eliminated.

 Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents.  The Company had no cash or cash equivalents at December 31, 2010.

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

As of December 31, 2010, there were outstanding warrants for 919,230 shares of common stock, options for 34,445,000 shares of common stock, and a convertible promissory note that is convertible into 714,286 shares of common stock.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred losses of $12,747,693 and used $5,773,232 in cash for operating activities from its inception through December 31, 2010. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The Company has recorded stock-based compensation expense of $438,690 during the year ended December 31, 2010 and $467,000 during the year ended December 31, 2009.

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

The Company amortizes patents (and licenses for the use of patents) over the remaining life of the patents, which ranges from 7 to 17 years.

Intellectual property was as follows as of December 31, 2010 and 2009:

	2010	2009
Patents	$70,002	$70,002
Accumulated amortization	(31,270)	(31,270)
Patents, net	$38,732	$46,235

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line basis over the assets’ estimated useful lives, which are generally three years for computer equipment, three to five years for office equipment, five to seven years for furniture, and five years for laboratory equipment. Tenant improvements are capitalized and amortized over the shorter of the lease term or their estimated useful life. Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $46,536 and $148,717, respectively.

On August 14, 2009, the Company entered into a lease termination agreement with its landlord, whereby the Company exchanged furniture and equipment, with a cost basis of $246,869 and a net book value of $122,244, for a reduction in the outstanding lease liability in the amount of $122,244.

During the year ended December 31, 2010, the Company sold or disposed of furniture and equipment with a cost basis of $172,658 and a net book value of $76,060 for total proceeds of $71,240, resulting in a loss on disposal of $4,819.

During the year ended December 31, 2009, the Company sold or disposed of furniture and equipment with a cost basis of $221,939 and a net book value of $128,217 for total proceeds of $60,025 ($23,800 included in other receivables at December 31, 2009), resulting in a loss on disposal of $68,792.

Property and equipment were as follows as of December 31, 2010 and 2009:

	2010	2009
Laboratory equipment	$40,935	$202,644
Computer and office equipment	79,810	90,760
Accumulated depreciation and amortization	(105,555)	(155,617)
Property and equipment, net	$15,190	$137,787

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Leases

During 2009, the Company was in default on its facility lease and had an outstanding lease liability, including operating costs, penalties and interest in the amount of $520,788. Effective August 14, 2009, the Company finalized a lease termination agreement with its landlord whereby the Company executed a promissory note in the amount of $275,000 and agreed to vacate the facility and leave certain of its furniture behind in full settlement of all amounts owing, and after set-off of prepaid rent in the amount of $69,616. The remaining lease liability of $53,547 was written off and has been reflected as a gain on extinguishment of debt on the consolidated statement of operations. The promissory note bears interest at the annual rate of 12% and has monthly payments of $5,000 commencing January 1, 2010.

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

These payments will be first applied to all accrued but unpaid interest, with the remainder to be applied against principal of the previously executed promissory note. In addition, each of these payments are personally guaranteed by an officer/stockholder of the Company.

Principal payments under the promissory note are as follows:

Year	Principal Payments
2011	$3,627
2012	31,513
2013	35,600
2014	40,115
2015	45,202
Thereafter	98,513
Total	$254,570

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 74,556,405 and 71,081,307 shares of its common stock at December 31, 2010 and December 31, 2009, respectively.

During the year ended December 31, 2010, the Company issued 3,475,098 shares of common stock in exchange for services with an estimated fair value of $98,874.

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

The Company’s common stock purchase warrant activity for the years ended December 31, 2010 and December 31, 2009 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2008	1,529,365	$0,75	0.84 years
Warrants issued	919,230	0.06
Warrants exercised	-	-
Warrants expired	(1,529,365)	0.75
Balance, December 31, 2009	919,230	0.06	4.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2010	919,230	$0.06	3.62 years

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

As of December 31, 2010, there were 1,735,000 fully vested stock options outstanding under the 2007 Plan.

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

During the year ended December, 31, 2010, the Company issued 3,475,098 shares of common stock and granted a total of 19,700,000 stock options to certain officers, directors and consultants of the Company under the 2009 Plan to acquire shares of the Company’s common stock at prices ranging from $0.018 per share to $0.035 per share, exercisable for a period of 5 years.  The fair value of the stock options granted during 2010 was estimated to be $326,940 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 5 years; risk-free interest rate of 1.99%; dividend yield of 0%; and expected volatility of 100%. Certain of the options granted during 2010 are subject to vesting conditions and, as of December 31, 2010, the Company has recorded stock-based compensation of $293,190 in connection with the vesting of these options.

During the year ended December, 31, 2009, the Company issued 7,161,462 shares of common stock and granted a total of 15,810,000 stock options to certain officers, directors and consultants of the Company under the 2009 Plan to acquire shares of the Company’s common stock at prices ranging from $0.035 per share to $0.07 per share for periods ranging from 1 to 5 years.  The fair value of the stock options granted during 2009 was estimated to be $702,500 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 4.29 years; risk-free interest rate of 1.75%; dividend yield of 0%; and expected volatility of 130%. During the year ended December 31, 2010, the Company recorded stock-based compensation of $145,500 related to these options. In addition, options for 2,800,000 shares of common stock expired unexercised during 2010.

The Company’s stock option activity under both the 2007 and 2009 Plans for the years ended December 31, 2010 and 2009 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2008	1,735,000	$1.340	5.47 years
Options granted	15,810,000	0.066
Options exercised	-	-
Options cancelled and expired	-	-
Balance, December 31, 2009	17,545,000	0.190	3.81 years
Options granted	19,700,000	0.026
Options exercised	-	-
Options cancelled and expired	(2,800,000)	0.049
Balance, December 31, 2010	34,445,000	$0.109	3.95 years

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

Convertible Promissory Notes

On December 23, 2009, an officer of the Company loaned $25,000 to the Company in exchange for a convertible promissory note and a warrant to purchase 150,000 shares of common stock. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on December 22, 2014. The fair market value of the warrants of $3,000 was recorded as a discount on the promissory note (Note 5).

During the year ended December 31, 2010, a stockholder of the Company advanced a total of $25,858 to help pay for certain operating costs. On March 18, 2010 these advances were converted into a convertible promissory note. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on January 24, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.024 per share.

During the year ended December 31, 2010, a second stockholder of the Company advanced a total of $3,470 to help pay for certain operating costs.  Effective August 18, 2010, these advances were converted into a convertible promissory note. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on August 17, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.02 per share.

Stockholder Advances

During the year ended December 31, 2007 a stockholder of the Company paid various outstanding payables on behalf of the Company. As of December 31, 2010 the Company owed this stockholder $107,949.  These advances are unsecured, non-interest bearing with no set terms of repayment.

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

At December 31, 2010 and 2009 the Company had gross deferred tax assets calculated at an expected rate of 34% of approximately $4,326,000 and $4,0541,000, respectively, principally arising from net operating loss carry-forwards and stock compensation for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance of $4,326,000 and $4,054,000 has been established at December 31, 2010 and 2009, respectively.

The significant components of the Company’s net deferred tax asset at December 31, 2010 and 2009 are as follows:

	2010	2009
Gross deferred tax asset:
Net operating loss carry forwards	$ 4,326,000	$ 4,054,000

Gross deferred tax liabilities:
Valuation allowance	(4,326,000)	(4,054,000)

Net deferred tax asset	$ -	$ -

At December 31, 2010 and 2009 the Company has net operating tax loss carry forwards of approximately $12,723,000 and $11,924,000, respectively, which will expire in the years 2025 through 2030.  The primary difference between net operating losses for financial statement and income tax purposes are permanent differences related to the accounting for meals and entertainment.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.