Form 10-Q
period 2011-03-31
CELLCYTE GENETICS CORP
filed 2011-05-17
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   74,556,405 shares of common stock outstanding as of May 13, 2011.

- - 2 - -

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended March 31, 2011

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2011 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission.  These factors may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-Q:

Description	Page
Interim Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010:	3
Interim Consolidated Statements of Operations for the Three Months ended March 31, 2011 and 2010 and for the period from January 4, 2005 (Date of Inception) to March 31, 2011:	4
Interim Consolidated Statements of Cash Flows for the Three Months ended March 31, 2011 and 2010 and for the period from January 4, 2005 (Date of Inception) to March 31, 2011:	5
Condensed Notes to Interim Consolidated Financial Statements:	6

__________

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-
Prepaid expenses and deposits	2,600	10,050
Total Current Assets	2,600	10,050

OTHER ASSETS
Furniture and equipment, net of depreciation	13,145	15,190
Intellectual property, net of amortization	29,350	31,226
Total Other Assets	42,495	46,416

TOTAL ASSETS	$45,095	$56,466

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$648,699	$662,820
Accrued expenses	85,802	80,268
Due to related parties	140,704	140,704
Note payable - current portion	74,865	32,955
Total Current Liabilities	950,070	916,747

LONG TERM LIABILITIES
Convertible notes - related party	22,750	22,600
Note payable - long term portion	250,943	250,943
Total Long Term Liabilities	273,693	273,543

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
74,556,405 shares issued and outstanding, respectively	74,556	74,556
Additional paid in capital	11,490,159	11,490,159
Common stock purchase warrants	49,154	49,154
Deficit accumulated during development the stage	(12,792,537)	(12,747,693)
Total Stockholders' Deficit	(1,178,668)	(1,133,824)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,095	$56,466

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

			From Inception
	For the Three Months Ended		(January 4, 2005)
	March 31,		to March 31,
	2011	2010	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	-	1,678,107
General and administrative	16,449	34,204	2,476,547
Professional fees	17,467	34,545	1,764,447
Research, development and laboratory	-	-	1,296,619
Salaries and benefits	-	-	1,457,524
Stock-based compensation	-	184,000	2,861,976
Total Operating Expenses	33,916	252,749	11,535,220

LOSS FROM OPERATIONS	(33,916)	(252,749)	(11,535,220)

OTHER INCOME (EXPENSE)
Interest income	-	-	32,512
Interest and finance charges	(10,928)	(8,601)	(255,540)
Impairment of intellectual property	-	-	(568,913)
Impairment of tenant improvements	-	-	(383,535)
Gain on extinguishment of debt	-	-	53,547
Loss on disposal of furniture and equipment	-	(1,592)	(135,388)
Total Other Income (Expense)	(10,928)	(10,193)	(1,257,317)

LOSS BEFORE TAXES	(44,844)	(262,942)	(12,792,537)

INCOME TAXES	-	-	-

NET LOSS	$(44,844)	$(262,942)	$(12,792,537)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING FOR BASIC
AND DILUTED CALCULATION	74,556,405	72,156,260

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

			From Inception
	For the Three Months Ended		(January 4, 2005)
	March 31,		to March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,844)	$(262,942)	$(12,792,537)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	1,876	1,876	117,265
Depreciation of furniture and equipment	2,045	16,479	541,111
Stock-based compensation	-	184,000	2,861,976
Non-cash services	-	6,376	957,890
Amortization of discount on note	150	150	750
Warrant issued for legal services	-	-	46,154
Accounts payable paid with common stock	-	33,704	103,459
Non-cash beneficial conversion right	-	-	36,400
Non-cash impairment of tenant improvements	-	-	383,535
Non-cash impairment of intellectual property	-	-	568,913
Expenses paid by stockholder	-	-	32,755
Accounts payable reduced in lease settlement	-	-	520,788
Gain on extinguishment of debt	-	-	(53,547)
Loss on disposal of furniture and equipment	-	1,592	135,388
Decrease (increase) in assets
Other receivables	-	4,000	-
Prepaid expenses and deposits	7,450	6,215	(2,600)
Increase (decrease) in liabilities
Accounts payable	(14,121)	(5,798)	559,268
Accrued interest	-	-	82,088
Accrued expenses	5,534	(8,144)	85,802
Net cash used by operating activities	(41,910)	(22,492)	(5,815,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	-	-	(715,528)
Cash from sales of equipment	-	12,500	107,465
Furniture and equipment acquisition, net	-	-	(1,327,070)
Cash acquired on reverse acquisition	-	-	1,429
Net cash provided (used) by investing activities	-	12,500	(1,933,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	41,910	5,030	1,044,638
Proceeds from convertible note allocated to warrant	-	-	3,000
Advances from related party	-	-	112,625
Payments on note payable	-	(2,339)	(67,306)
Proceeds from sale of common stock	-		6,655,889
Net cash provided by financing activities	41,910	2,691	7,748,846

Net increase in cash and cash equivalents	-	(7,301)	-

Cash and cash equivalents, beginning of period	-	7,301	-

Cash and cash equivalents, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$3,614	$3,614	$22,563

NON CASH INVESTING AND FINANCING ACTIVITES
Note payable to related party converted to common stock	$-	$-	$36,400
Issuance of note for insurance	$-	$-	$46,875
Issuance of note in exchange for accounts payable	$-	$-	$275,000

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

CellCyte Genetics Corporation (the “Company”) is in the development stage, as defined by Financial Accounting Standards Board (“FASB”) ASC 915, “Development Stage Entities” and its efforts have been principally devoted to the commercialization of its cell expansion technology since it previously discontinued the discovery and development of stem cell therapeutic products in 2008. To date, the Company has not generated any sales revenues, has incurred ongoing operating expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The Company’s financial statements include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results may differ from those estimates.

NOTE 2 – INTELLECTUAL PROPERTY

As of December 31, 2010, the Company had $70,002 of capitalized patents. Through March 31, 2011, the Company did not incur any additional costs for its intellectual property. The Company amortizes patents over the remaining life of the patents, which ranges from 7 to 17 years.

Intellectual property at March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010
Patents	$70,002	$70,002
Accumulated amortization	(40,652)	(38,776)
Patents, net	$29,350	$31,226

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2010, the Company had a remaining cost basis of $120,745 in laboratory, computer and office equipment. During the three months ended March 31, 2011, the Company did not sell or otherwise dispose of any of its property and equipment.

Property and equipment as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
Laboratory equipment	$40,935	$40,935
Computer and office equipment	79,810	79,810
Accumulated depreciation	(107,600)	(105,555)
Property and equipment, net	$13,145	$15,190

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

These payments will be first applied to all accrued but unpaid interest, with the remainder to be applied against principal of the previously executed promissory note. In addition, each of these payments is personally guaranteed by a stockholder of the Company.

Principal payments under the promissory note are as follows:

Year	Principal Payments
2011	$3,627
2012	31,513
2013	35,600
2014	40,115
2015	45,202
Thereafter	98,513
Total	$254,570

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 74,556,405 shares of its common stock at March 31, 2011 and December 31, 2010, respectively.

During the three month period ended March 31, 2011, the Company did not issue any shares of its common stock for services.

Common Stock Warrants

The Company did not issue any common stock purchase warrants during the three month period ended March 31, 2011. Warrants outstanding are as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2009	919,230	$0.06	4.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2010	919,230	0.06	3.62 years

Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, March 31, 2011	919,230	$0.06	3.37 years

Common Stock Options

The Company did not grant any stock options for shares of its common stock during the three months ended March 31, 2011.

The Company’s stock option activity for the three month period ended March 31, 2011 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2009	17,545,000	$0.190	3.81 years
Options granted	19,700,000	0.026
Options exercised	-	-
Options cancelled and expired	(2,800,000)	0.049
Balance, December 31, 2010	34,445,000	0.109	3.95 years
Options granted	-	-
Options exercised	-	-
Options cancelled and expired	-	-
Balance, March 31, 2011	34,445,000	$0.109	3.70 years

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

Common stock equivalents that were not included in diluted earnings per share at March 31, 2011 and 2010 are as follows:

	2011	2010
Stock options	34,445,000	25,545,000
Warrants	919,230	919,230
Convertible promissory notes	4,377,290	938,573
Common stock equivalents	39,741,520	27,802,813

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008, two former officers, Gary Reys and Dr. Ronald Berninger, who were also members of the Company’s board of directors, advanced funds in the amount of $26,290 for their defense of certain legal matters. During 2009, Dr. Berninger advanced an additional $6,465 for his defense. Under the Company’s Bylaws, the Company is required to provide for the legal defense of its officers and directors. These advances are included in due to related parties.

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

During the year ended December 31, 2010, a stockholder of the Company advanced a total of $25,858 to help pay for certain operating costs. These advances were converted into a convertible promissory note. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on January 24, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.024 per share. During the three months ended March 31, 2011, this stockholder advanced an additional $35,000 to cover operating and debt service costs.

During the year ended December 31, 2010, a second stockholder of the Company advanced a total of $3,470 to help pay for certain operating costs.  Effective August 18, 2010, these advances were converted into a convertible promissory note. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on August 17, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.02 per share. During the three months ended March 31, 2011, this stockholder advanced an additional $6,910 to cover operating and debt service costs.

Stockholder Advances

During the year ended December 31, 2007 a stockholder of the Company paid various outstanding payables on behalf of the Company. As of March 31, 2011 the Company owed this stockholder $107,949.  These advances are unsecured, non-interest bearing with no set terms of repayment.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) (codified within ASC 820 “Fair Value Measurements and Disclosures”). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this Accounting Standard Update on January 1, 2011 had no effect on the Company’s results of operations or disclosures.

NOTE 9 – SUBSEQUENT EVENTS

On May 11, 2011, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register an additional 20,000,000 shares of its common stock for issuance under its 2009 Stock Incentive Plan for Employees and Consultants.

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

The following discussion of our plan of operations, results of operations and financial condition as of and for the three months ended March 31, 2011 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the three months ended March 31, 2011 included in this Quarterly Report, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2010, including our annual audited financial statements set forth therein.

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

On September 9, 2010, we finalized a collaborative research agreement with the Fred Hutchison Cancer Research Center in Seattle, Washington. We started our joint research activities under this agreement in April 2011.

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

(e)

$150,000 for legal expenses related to general corporate matters, and accounting expenses related to quarterly reviews and annual audits;

(f)

$125,000 for salaries and consulting; and

(g)

$115,000 for general and administrative, travel, conferences and public relations.

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

Subsequent to the 12 month period following the date of our Annual Report for the year ended December 31, 2010, we will be required to obtain additional financing in order to continue to pursue our business plan.  We cannot accurately predict the amount of additional capital that will be required, nor the extent to which this will consist of equity or debt financing.

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the issuance of promissory notes or the sale of our common stock to fund our business plan going forward.  In the absence of such financing, our business plan will fail.

Results of Operations

Three Months Ended March 31, 2011 Compared to three Months Ended March 31, 2010.

The following table sets out our consolidated loss for the periods indicated:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
General and administrative	16,449	34,204
Professional fees	17,467	34,545
Stock-based compensation	-	184,000
Other Income (Expense)	(10,928)	(10,193)
Net Loss	(44,844)	(262,942)

Revenues

We have had no operating revenues since our inception on January 4, 2005 to March 31, 2011.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

Our general and administrative expenses in the three months ended March 31, 2011 decreased to $16,449 from $34,204 for the same period of 2010, primarily as a result of a reduction in depreciation and rent expense.

Professional Fees

In the three months ended March 31, 2011, we incurred professional fees of $17,467, compared to $34,545 for the same period of 2010. The decrease is primarily related to a reduction in the activities of the contract accountants providing general operating support and a reduction in general legal services.

Stock-Based Compensation

In the three months ended March 31, 2011, we incurred no stock-based compensation expense, compared to $184,000 of stock-based compensation expense for the same period in 2010. Stock-based compensation was related to stock options provided to our directors and consultants that vested during each period.

Other Income (Expense)

In the three months ended March 31, 2011, other income (expense) was $(10,928), compared to $(10,193) for the same period in 2010. Other income (expense) consisted primarily of interest expense for both periods.

Net Loss

As a result of the above, our net loss for the three months ended March 31, 2011 was $44,844, compared to $262,942 for the same period of 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had no cash and a working capital deficit of $947,470.  Our planned expenditures over the next 12 months are expected to amount to approximately $700,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities.

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

Cash Used in Operating Activities

Cash used in operating activities in the three months ended March 31, 2011 was $41,910, compared to $22,492 for the same period of 2010.  In 2011 and 2010, operating activities used cash primarily for insurance, storage of our equipment, and payment to our outside auditors. We anticipate that cash used in operating activities will be limited over the balance of 2011 as we move forward with limited operations.  We have funded our operations primarily from the sale of excess laboratory equipment and from the issuance of our common stock, and expect to continue efforts to raise additional capital through the sale equipment and stock.

Cash Provided by Investing Activities

In the three months ended March 31, 2011, there was no cash generated from investing activities, compared to $12,500 in cash from operating activities in the same period of 2010 from the sale of excess equipment.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and issuance of convertible promissory notes.  In the three months ended March 31, 2011, we had net proceeds of $41,910 related to advances under convertible promissory notes, compared to net proceeds of $2,691 for the same period of 2010 from the proceeds of a convertible promissory note.

Going Concern

As shown in the accompanying financial statements and more fully detailed in our 2010 Annual Report on Form 10-K, we have incurred significant losses since inception and have not generated any revenues to date.  The future of our company is dependent upon our ability to obtain sufficient financing and upon achieving future profitable operations.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.  The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-Based Compensation

We account for our stock option plan primarily under the recognition and measurement principles of FASB ASC 718, “Compensation – Stock Compensation”. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in ASC 718. We recorded no stock-based compensation expense during the three months ended March 31, 2011 as none of the outstanding options vested during the period.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) (codified within ASC 820 “Fair Value Measurements and Disclosures”). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this Accounting Standard Update on January 1, 2011 had no effect on the results of our operations or financial statement disclosures.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company has not begun remediation efforts to correct the previously disclosed material weakness (as defined in Rule 13a-15(d) under the Exchange Act) reported on the Company’s Form 10-K filed for the period ended December 31, 2010.

__________

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1A.

Risk Factors

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities

We did not issue any shares of our common stock during the three month period ended March 31, 2011.

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

CELLCYTE GENETICS CORPORATION
Dated: May 16, 2011. Per:	/s/ “John M. Fluke, Jr.” John M. Fluke, Jr. Interim Principal Executive Officer

__________