Form 10-Q
period 2011-06-30
CELLCYTE GENETICS CORP
filed 2011-08-15
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011.

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer
Non-accelerated filer  (Do not check if a smaller reporting company)

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   74,556,405 shares of common stock outstanding as of August 12, 2011.

- - 2 - -

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended June 30, 2011

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2011 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-Q:

Description	Page
Interim Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010:	3
Interim Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2011 and 2010 and for the period from January 4, 2005 (Date of Inception) to June 30, 2011:	4
Interim Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010 and for the period from January 4, 2005 (Date of Inception) to June 30, 2011:	5
Condensed Notes to Interim Consolidated Financial Statements:	6

__________

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-
Other receivables	-	-
Inventory	-	-
Prepaid expenses and deposits	23,425	10,050
Total Current Assets	23,425	10,050

OTHER ASSETS
Furniture and equipment, net of depreciation	11,100	15,190
Intellectual property, net of amortization	27,474	31,226
Total Other Assets	38,574	46,416

TOTAL ASSETS	$61,999	$56,466

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$678,664	$662,820
Accrued expenses	97,229	80,268
Due to related parties	140,704	140,704
Deferred rent	-	-
Note payable - current portion	20,906	32,955
Total Current Liabilities	937,503	916,747

LONG TERM LIABILITIES
Convertible notes - related party	116,921	22,600
Note payable - long term portion	250,943	250,943
Total Long Term Liabilities	367,864	273,543

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
74,556,405 shares issued and outstanding, respectively	74,556	74,556
Additional paid in capital	11,490,159	11,490,159
Common stock purchase warrants	49,154	49,154
Deficit accumulated during development stage	(12,857,237)	(12,747,693)
Total Stockholders' Deficit	(1,243,368)	(1,133,824)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$61,999	$56,466

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		(January 4, 2005)
	June 30,		June 30,		to June 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	500	-	500	1,678,107
General and administrative	17,780	30,869	34,228	65,073	2,494,327
Professional fees	33,769	61,351	51,236	95,896	1,798,216
Research, development and laboratory	-	-	-	-	1,296,619
Salaries and benefits	-	-	-	-	1,457,524
Stock-based compensation	-	45,500	-	229,500	2,861,976
Total Operating Expenses	51,549	138,220	85,464	390,969	11,586,769
					-
LOSS FROM OPERATIONS	(51,549)	(138,220)	(85,464)	(390,969)	(11,586,769)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	32,512
Interest and finance charges	(13,152)	(9,237)	(24,080)	(17,838)	(268,692)
Impairment of intellectual property	-	-	-	-	(568,913)
Impairment of tenant improvements	-	-	-	-	(383,535)
Gain on extinguishment of debt	-	-	-	-	53,547
Loss on disposal of furniture and equipment	-	(7,293)	-	(8,885)	(135,388)
Total Other Income (Expense)	(13,152)	(16,530)	(24,080)	(26,723)	(1,270,469)

LOSS BEFORE TAXES	(64,701)	(154,750)	(109,544)	(417,692)	(12,857,238)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(64,701)	$(154,750)	$(109,544)	$(417,692)	$(12,857,238)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING FOR BASIC
AND DILUTED CALCULATION	74,556,405	73,483,646	74,556,405	72,823,620

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended		(January 4, 2005)
	June 30,		to June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(109,544)	$(417,692)	$(12,857,237)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	3,752	3,752	119,141
Depreciation of furniture and equipment	4,091	31,247	543,157
Stock-based compensation	-	229,500	2,861,976
Non-cash services	-	65,170	957,890
Amortization of discount on note	300	300	900
Warrant issued for legal services	-	-	46,154
Accounts payable paid with common stock	-	33,704	103,459
Non-cash beneficial conversion right	-	-	36,400
Non-cash impairment of intellectual property	-	-	568,913
Non-cash impairment of tenant improvements	-	-	383,535
Expenses paid by stockholder	-	-	32,755
Accounts payable reduced in lease settlement	-	-	520,788
Gain on extinguishment of debt	-	-	(53,547)
Loss on disposal of furniture and equipment	-	8,885	135,388
Decrease (increase) in assets
Other receivables	-	25,900	-
Prepaid expenses and deposits	(13,375)	(19,375)	(23,425)
Increase (decrease) in liabilities
Accounts payable	15,844	(6,229)	589,233
Deferred rent	-	-	-
Accrued interest	-	-	82,088
Accrued expenses	16,961	5,859	97,229
Net cash used by operating activities	(81,971)	(38,979)	(5,855,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	-	-	(715,528)
Cash from sales of equipment	-	22,240	107,465
Furniture and equipment acquisition, net	-	-	(1,327,070)
Cash acquired on reverse acquisition	-	-	1,429
Net cash provided (used) by investing activities	-	22,240	(1,933,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	(7,204)	10,974	995,524
Proceeds from convertible note allocated to warrant	-	-	3,000
Advances from related party	-	8,435	112,625
Payments on note payable	(4,846)	(9,971)	(72,152)
Proceeds from sale of common stock	-	-	6,655,889
Net cash provided by financing activities	(12,050)	9,438	7,694,886

Net increase in cash and cash equivalents	(94,021)	(7,301)	(94,021)

Cash and cash equivalents, beginning of period	-	7,301	-

Cash and cash equivalents, end of period	$(94,021)	$-	$(94,021)

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$8,381

NON CASH INVESTING AND FINANCING ACTIVITES
Expenses paid by stockholders	$-	$-	$6,465
Issuance of common stock for accounts payable	$-	$33,704	$103,459
Note payable to related party converted to common stock	$-	$-	$36,400
Issuance of note for insurance	$22,125	$26,250	$69,000
Issuance of note in exchange for accounts payable	$-	$-	$275,000

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

As shown in the accompanying financial statements, the Company has incurred significant losses since inception and has not generated any revenues to date.  The future of the Company is dependent upon its ability to obtain sufficient financing, demonstration that its bioreactor device can satisfy the cell expansion requirements of research organizations which it has, or will have, collaboration agreements with, the continued willingness of CCYG stock option holders to exercise their vested options and, ultimately, upon achieving future profitable operations.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The Company’s financial statements include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results may differ from those estimates.

NOTE 2 – INTELLECTUAL PROPERTY

As of December 31, 2010, the Company had $70,002 of capitalized patents. Through June 30, 2011, the Company did not incur any additional costs for its intellectual property. The Company amortizes patents over the remaining life of the patents, which ranges from 7 to 17 years.

Intellectual property at June 30, 2011 and December 31, 2010 is as follows:

	June 30,	December 31,
	2011	2010
Patents	$70,002	$70,002
Accumulated amortization	(42,528)	(38,776)
Patents, net	$27,474	$31,226

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2010, the Company had a remaining cost basis of $120,745 in laboratory, computer and office equipment. During the six months ended June 30, 2011, the Company did not sell or otherwise dispose of any of its property and equipment.

Property and equipment as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Laboratory equipment	$40,935	$40,935
Computer and office equipment	79,810	79,810
Accumulated depreciation	(109,645)	(105,555)
Property and equipment, net	$11,100	$15,190

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

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 74,556,405 shares of its common stock at June 30, 2011 and December 31, 2010, respectively.

During the six month period ended June 30, 2011, the Company did not issue any shares of its common stock for services.

Common Stock Warrants

The Company did not issue any common stock purchase warrants during the six month period ended June 30, 2011. Warrants outstanding are as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2009	919,230	$0.06	4.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2010	919,230	0.06	3.62 years

Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, June 30, 2011	919,230	$0.06	3.12 years

Common Stock Options

The Company did not grant any stock options for shares of its common stock during the six months ended June 30, 2011.

The Company’s stock option activity for the six month period ended June 30, 2011 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2009	17,545,000	$0.19	3.81 years
Options granted	19,700,000	0.026
Options exercised	-	-
Options cancelled and expired	(2,800,000)	0.049
Balance, December 31, 2010	34,445,000	0.109	3.95 years
Options granted	-	-
Options exercised	-	-
Options cancelled and expired	-	-
Balance, June 30, 2011	34,445,000	$0.109	3.45 years

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

Common stock equivalents that were not included in diluted earnings per share at June 30, 2011 and 2010 are as follows:

	2011	2010
Stock options	34,445,000	25,945,000
Warrants	919,230	919,230
Convertible promissory notes	5,036,417	1,209,013
Common stock equivalents	40,400,647	28,073,243

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

During the year ended December 31, 2010, a stockholder of the Company advanced a total of $25,858 to help pay for certain operating costs. These advances were converted into a convertible promissory note. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on January 24, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.024 per share. During the six months ended June 30, 2011, this stockholder advanced an additional $48,700 to cover operating and debt service costs.

During the year ended December 31, 2010, a second stockholder of the Company advanced a total of $3,470 to help pay for certain operating costs.  Effective August 18, 2010, these advances were converted into a convertible promissory note. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on August 17, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.02 per share. During the six months ended June 30, 2011, this stockholder advanced an additional $15,993 to cover operating and debt service costs.

Stockholder Advances

During the year ended December 31, 2007 a stockholder of the Company paid various outstanding payables on behalf of the Company. As of June 30, 2011 the Company owed this stockholder $107,949.  These advances are unsecured, non-interest bearing with no set terms of repayment.

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

The following discussion of our plan of operations, results of operations and financial condition as of and for the six months ended June 30, 2011 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the six months ended June 30, 2011 included in this Quarterly Report, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2010, including our annual audited financial statements set forth therein.

Overview

We are a biotechnology company involved in research and development, manufacture, sales, support and service of medical devices used for cell expansion and maintenance.

We have focused, and will continue to focus, our efforts for the foreseeable future within the device segment. These efforts will consist of entering into collaborative research agreements with well-known, established research organizations to utilize our patented CCG-E45 Culture Chamber product to enhance their cell production efforts. In conjunction with these research activities, our engineers will be developing alternative culture chamber configurations to optimize specific cell categories. Under these collaborative agreements, we will provide our CCG-E45 Incubators and Culture Chambers, and onsite training and oversight. Our collaboration partners will provide staffing, space and the cell types being tested.

On September 9, 2010, we finalized a collaborative research agreement with the Fred Hutchison Cancer Research Center in Seattle, Washington. We started our joint research activities under this agreement in April 2011.

Plan of Operations

Our operations over the next 12 months will be limited by the amount of resources we are able to raise, and the willingness of our contractors and consultants to work for stock and stock option compensation. Accordingly, we have developed an Interim Operating Plan that may allow us to complete certain limited research and development activities while we pursue other sources to provide adequate funding to restart our business, such as grant funding for evaluations of our bioreactor device..

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

During the next 12 to 18 months we anticipate that we will generate minimal non-recoverable engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology.   We presently do not have sufficient cash to fund our operations, and have curtailed substantially all activities, other than those called for by the execution of our Interim Operating Plan.

During the period covered by our Interim Operating Plan, we expect to fund our operations through a combination of the sale of excess laboratory equipment, the exercise of vested stock options by the holders of such options, the issuances of stock, including issuances of stock and stock options registered pursuant to an S-8 registration statement, as payment in-kind to our independent contractors, consultants and other service providers, and the issuance of convertible loans from current stockholders and other investors.  We may also seek other forms of equity and debt financing. However, there is no certainty that we will be able to obtain these loans or investments on commercially reasonable terms or when needed, or that they will be sufficient to meet our cash requirements. Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses and debt service for the next 12 months and pursue our plan of operations.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.

The following table sets out our consolidated loss for the periods indicated:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
Consulting	-	500
General and administrative	17,780	30,869
Professional fees	33,769	61,351
Stock-based compensation	-	45,500
Other Income (Expense)	(13,152)	(16,530)
Net Loss	(64,701)	(154,750)

Revenues

We have had no operating revenues since our inception on January 4, 2005 to June 30, 2011.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

Consulting Fees

In the three months ended June 30, 2011, we had no consulting fees, compared to $500 for the same period of 2010, primarily due to the curtailment of nearly all activities and limited resources.

General and Administrative Expenses

Our general and administrative expenses in the three months ended June 30, 2011 decreased to $17,780 from $30,869 for the same period of 2010, primarily as a result of the curtailment of nearly all activities. General and administrative costs consist primarily of insurance expense and office lease costs.

Professional Fees

In the three months ended June 30, 2011, we incurred professional fees of $33,769, compared to $61,351 for the same period of 2010. The decrease is primarily related to a reduction in the activities of the contract accountants providing general operating support, and that audit fees and legal services have declined due to limited activities.

Stock-Based Compensation

In the three months ended June 30, 2011, we incurred no stock-based compensation expense, compared to stock-based compensation expense of $45,500 for the same period in 2010. Stock-based compensation was related to stock options granted to our directors and consultants. The cost of our stock-based compensation has been declining due to the decline in the market price of our stock, and that certain performance criteria within the stock-option awards have not yet been met.

Other Income (Expense)

In the three months ended June 30, 2011, other income (expense) was $(13,152), compared to $(16,350) for the same period in 2010. Other income (expense) consisted primarily of interest expense in 2011 and both interest expense and a loss on disposal of equipment in 2010.

Net Loss

As a result of the above, our net loss for the three months ended June 30, 2011 was $64,701, compared to $154,750 for the same period of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.

The following table sets out our consolidated loss for the periods indicated:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
Consulting	-	500
General and administrative	34,228	65,073
Professional fees	51,236	95,896
Stock-based compensation	-	229,500
Other Income (Expense)	(24,080)	(26,723)
Net Loss	(109,544)	(417,692)

Revenues

We have had no operating revenues since our inception on January 4, 2005 to June 30, 2011.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

Consulting Fees

In the six months ended June 30, 2011, we had no consulting fees, compared to $500 for the same period of 2010, primarily due to the curtailment of nearly all activities and limited resources.

General and Administrative Expenses

Our general and administrative expenses in the six months ended June 30, 2011 decreased to $34,228 from $65,073 for the same period of 2010, primarily as a result of the curtailment of nearly all activities. General and administrative costs consist primarily of insurance expense and office lease costs.

Professional Fees

In the six months ended June 30, 2011, we incurred professional fees of $51,236, compared to $95,896 for the same period of 2010. The decrease is primarily related to a reduction in the activities of the contract accountants providing general operating support, and that audit fees and legal services have declined due to limited activities.

Stock-Based Compensation

In the six months ended June 30, 2011, we incurred no stock-based compensation expense compared to stock-based compensation expense of $229,500 for the same period in 2010. Stock-based compensation was related to stock options granted to our directors and consultants.

Other Income (Expense)

In the six months ended June 30, 2011, other income (expense) was $(24,080), compared to $(26,723) for the same period in 2010. Other income (expense) consisted primarily of interest expense in 2011 and interest expense and loss on disposal of furniture and equipment in 2010.

Net Loss

As a result of the above, our net loss for the six months ended June 30, 2011 was $109,544, compared to $417,692 for the same period of 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had no cash and a working capital deficit of $1,008,100.  Our planned expenditures over the next 12 months are expected to amount to approximately $700,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities.

During the period covered by our Interim Operating Plan, we expect to fund our operations through a combination of the exercise of vested stock options by the holders of such options, the issuance of stock, including issuances of stock and stock options registered pursuant to an S-8 registration statement as payment in-kind to our independent contractors, consultants and other service providers, and the issuance of convertible loans from current stockholders and other investors. We anticipate that we will not require additional financing beyond the results of actions described above in order to pursue our operations under the Interim Operating Plan. Our business activities and plan of operations beyond the next 12 months will depend on the extent to which our bioreactor product is found to be a superior way for clinical research laboratories, with which we establish collaborative research agreements, to satisfy their cell expansion needs.

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

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the activities discussed above to fund our plan of operations going forward.  In the absence of such financing, our business plan will fail.  Even if we are successful in obtaining short-term financing, there is no assurance that we will obtain the funding necessary to pursue our business plan.  If we do not continue to obtain additional financing going forward, we will be forced to abandon our plan of operations.

Cash Used in Operating Activities

Cash used in operating activities in the six months ended June 30, 2011 was $81,971, compared to $38,979 for the same period of 2010.  In 2011 and 2010, operating activities used cash primarily for insurance, storage of our equipment, and payment to our outside auditors.  We have funded our operations primarily from the sale of excess laboratory equipment, the issuance of convertible loans to stockholders, and from the issuance of our common stock. We expect to continue efforts to raise additional capital through these and other sources.

Cash Provided by Investing Activities

In the six months ended June 30, 2011, investing activities generated no cash compared to generating cash of $22,240 from the sale of excess equipment in the same period of 2010.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock, issuance of convertible promissory notes, and advances from our stockholders.  In the six months ended June 30, 2011, we had net cash provided by financing activities of $81,971 related to advances under convertible promissory notes of $86,817, offset by payments on promissory notes of $4,846. Net cash provided by financing activities of $9,438 for the same period of 2010 was from advances under convertible promissory notes of $10,974, advances from our stockholders of $8,435, offset by payments on promissory notes of $9,971.

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

Stock-Based Compensation

We account for our stock option plan primarily under the recognition and measurement principles of FASB ASC 718, “Compensation – Stock Compensation”. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in ASC 718. We recorded no stock-based compensation expense during the six months ended June 30, 2011.

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

Not Applicable.

Item 4.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company has not begun remediation efforts to correct the previously disclosed material weakness (as defined in Rule 13a-15(d) under the Exchange Act) reported on the Company’s Form 10-K filed for the period ended December 31, 2010.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1A.

Risk Factors

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities

We did not issue any shares of our common stock during the six month period ended June 30, 2011.

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

CELLCYTE GENETICS CORPORATION
Dated: August 12, 2011. Per:	/s/ “John M. Fluke, Jr.” John M. Fluke, Jr. Interim Principal Executive Officer

__________