Form 10-K
period 2011-12-31
CELLCYTE GENETICS CORP
filed 2012-04-16
CIK 1325279

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes             ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐

Accelerated Filer ☐

Non-Accelerated Filer ☐

Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     No

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates, computed by reference to the closing price of the common stock as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $753,020 based upon the closing price of such common stock on the OTC Bulletin Board of $0.0101.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  82,329,481 shares of common stock as of April 13, 2012.

__________

CELLCYTE GENETICS CORPORATION

Form 10-K

__________

PART I

2

ITEM 1.

BUSINESS

2

ITEM 1A.       RISK FACTORS

6

ITEM 2.

PROPERTY

11

ITEM 3.

LEGAL PROCEEDINGS

11

ITEM 4.

MINE SAFETY DISCLOSURE

11

PART II

11

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

11

ITEM 6.

SELECTED FINANCIAL DATA

13

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

13

ITEM 8.

FINANCIAL STATEMENTS

19

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

19

ITEM 9A.

CONTROLS AND PROCEDURES

19

ITEM 9B.

OTHER INFORMATION

21

PART III

22

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

22

ITEM 11.

EXECUTIVE COMPENSATION

25

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

28

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

29

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

29

PART IV

29

ITEM 15.

EXHIBITS

29

SIGNATURES

31

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2011 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

Our initial collaborative research agreement was signed on September 9, 2010 with the Fred Hutchison Cancer Research Center in Seattle, Washington. Joint research activities under this agreement are expected to continue through-out 2012.

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

We believe this model offers the shortest pathway to begin generating revenues.  We believe our technologies and the following strategies will make this possible:

Focus on Synergistic Technologies

We plan on only developing and commercializing discoveries with market demand that have undergone research with positive outcomes.  Our current product platform was chosen because it may offer a wide range of possible commercial and therapeutic applications, either individually or in combination with other product candidates, either those that we develop in-house or acquire, or those of other companies.  We believe this approach may afford us the opportunity to quickly advance our research and broaden our intellectual property portfolio, while mitigating risks and costs of early stage clinical development.

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

Our policy is to require our employees, consultants and significant scientific collaborators and sponsored researchers to execute confidentiality agreements upon the commencement of an employment or consulting relationship.  These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties, except in specific circumstances.  In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual in the course of rendering services to us shall be our exclusive property.

The patent positions of biotechnology companies, including our company, are exposed to the same uncertainties to which all patents are confronted and thus may involve all of the corresponding complex and evolving legal and factual questions.  The coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued.  Consequently, we do not know whether any future applications will result in the issuance of patents, or if any existing or future patents will provide significant protection or commercial advantage, or will be circumvented by others.  Since patent applications are secret until the applications are published (usually eighteen months after the earliest effective filing date), and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each pending patent applications or that we were the first to file patent applications for such inventions.  There can be no assurance that patents will issue from future patent applications or, if issued, that such patents will be of commercial benefit to us, afford us adequate protection from competing products, or not be challenged or declared invalid.

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

Research and Development

During the years ended December 31, 2011 and 2010, we incurred no direct research and development costs. During these periods we compensated our researchers through the issuance of stock options. As these stock options vested, the related expense has been recorded as stock compensation expense. At December 31, 2011 and 2010, the Company had $70,002 of capitalized patents.

During 2011, we did not have any employees and our consultants were primarily focused on developing modifications to our technology, and establishing collaboration agreements with research laboratories. Over the next twelve months, we intend to focus our efforts in expanding our proof-of-concept collaborations around the cell expansion and maintenance technology, allowing us to bring these products to market and generate revenues for our company.

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

There are a wide range of methods currently being used in cell growth and expansion. These methods include the standard two-dimensional culture plate or vessel, roller bottles and T flasks. There are also a wide range of more refined methods that include spinners, culture bags, plates suspended in culture, and closed system bioreactors. Traditionally, the culture plate, culture bags, spinner flasks and T flasks have been used for cell expansion because of their low cost, ease of use and visible nature.  The challenge to these current methods though, is their low aeration, frequent need for cleaning and sterilization, and large footprint.

We believe that our primary competition will come from other companies that have developed or are in the process of developing and marketing closed system bioreactors. Our technology uses our patented dual fiber method which allows the inner fiber set to carry nutrients and the outer fiber set to supply oxygen. Other methods include single fiber bioreactors (FiberCell Systems, Inc. and McGowan Institute of Regenerative Medicine), permeable membrane style bioreactors (Synthecon, Inc.), perfusion bioreactors (AmProtein Corporation) and wave bioreactors (GE Healthcare). Each of these differing technologies is looking at ways to create rapid, yet viable, cellular expansion.  We believe that our patented technology has the opportunity to excel in this fledgling market because of its distinctive blend of attributes.

Government Regulation

Our research and development activities and the future manufacturing and marketing of our products are, and will continue to be, subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries.

In the United States, pharmaceuticals, biologicals and medical devices are subject to rigorous FDA regulation.  The Federal Food, Drug and Cosmetic Act, as amended, and the Public Health Service Act, as amended, the regulations promulgated thereunder, and other Federal and State statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, export, record keeping, approval, marketing, advertising and promotion of our potential products.  Product development and approval within this regulatory framework takes a number of years and involves significant uncertainty, combined with the expenditure of substantial resources.  In addition, the federal, state, and other jurisdictions have restrictions on the use of fetal tissue.

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

Where You Can Find More Information

You may read and copy all or any portion of this Annual Report or any other information that we file at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549.  You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC.  Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.  Our SEC filings, including this Annual Report, are also available to you on the SEC’s website at www.sec.gov.

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

Our independent registered public accounting firm, MartinelliMick PLLC, state in their audit report attached to our audited consolidated financial statements for the year ended December 31, 2011 that, since we have sustained operating losses since inception, have limited cash resources, have not generated any revenues to-date, these factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our Company.

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

Patents may not be issued from our future patent applications or, if issued, may not be of commercial benefit to us.  In addition, our patents may not afford us adequate protection from competing products.  Third parties may challenge our patents or governmental authorities may declare them invalid or reduce their scope.  In the event that a third party has also filed a patent application relating to inventions claimed in our patent applications, we may have to participate in proceedings to determine priority of invention.  Even if a patent issues, a court could decide that the patent was issued invalidly.  Because patents issue for a limited term, our patents may expire before we utilize them profitably.   European Patent Office and third parties may oppose our issued European patents during the relevant opposition period.  These proceedings and oppositions could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us, and the outcome might not be favorable to us.

If we learn of third parties who may be infringing our patent rights, we may need to initiate legal proceedings to enforce our patent rights.  These proceedings may entail significant costs, we may not have the resources to initiate or continue such proceedings, and these third parties may have significantly greater financial resources than us.  We may not prevail in these proceedings.

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

We are highly dependent on former members of our scientific and engineering staff that have agreed to continue working as contractors until we are able to obtain additional funding.  Although we have entered into contractor agreements with some of these individuals and will pay them through the issuance of unrestricted common stock options subject to certain vesting requirements, they may terminate their agreements at any time.  In addition, our operations are dependent upon our ability to attract and retain additional qualified scientific and management personnel.  We may not be able to attract and retain the personnel we need on acceptable terms given the competition for experienced personnel among pharmaceutical, biotechnology and health care companies, universities and research institutions, and our current financial condition.

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

●

potential lawsuits;

●

our ability to develop and successfully demonstrate our technology;

●

our ability to patent or obtain licenses to necessary technology for derivative products, should such become necessary;

●

competition in our industry;

●

price and volume fluctuations in the stock market at large that are unrelated to our operating performance; and

●

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

MINE SAFETY DISCLOSURES

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

Quarter Ended	High Bid	Low Bid
March 31, 2010	0.034	0.027
June 30, 2010	0.021	0.020
September 30, 2010	0.018	0.013
December 31, 2010	0.015	0.010
March 31, 2011	0.020	0.020
June 30, 2011	0.010	0.010
September 30, 2011	0.007	0.007
December 31, 2011	0.010	0.010

On April 13, 2012, the closing sales price of our shares of common stock on the OTCBB was $0.0375 per share.

Holders of Our Common Stock

As of the date of this report, we have 154 stockholders of record.

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

We have not declared any dividends.  We do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plans

The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders(1)	54,564,230	$0.069	19,095,364
Equity Compensation Plans Not Approved by Security Holders	-	-	-

(1)

During the year ended December 31, 2011 we granted options to acquire 19,500,000 shares of our common stock at a price of $0.0113 per share pursuant to our Revised 2009 Stock Incentive Plan for Employees and Consultants. During

the year ended December 31, 2010, we granted options to acquire 19,700,000 shares of our common stock at exercise prices between $0.035 and $0.018 per share, pursuant to our Revised 2009 Stock Incentive Plan for Employees and Consultants.

Note: See Note 5 to the Consolidated Financial Statements for complete information on the assumptions used in the valuation of our common stock warrants and stock options.

Outstanding Equity Awards to Our Officers at Fiscal Year-End

Name and Principal Position	Number of Securities Underlying Unexercised options that are exercisable (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercisable Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares of Stock that have not Vested (#) (g)	Market Value of Shares of Stock that have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
John M. Fluke, Jr., Principal Executive Officer	150,000 8,000,000 4,200,000 6,600,000 6,000,000	- - - - -	- - - - -	1.50 0.07 0.035 0.018 0.0113	3/30/17 5/19/14 1/12/15 8/24/15 10/31/16	- - - - -	- - - - -	- - - - -	- - - - -
Randy Lieber, Principal Accounting Officer	3,000,000 4,200,000 6,000,000	- - -	- - -	0.07 0.035 0.0113	5/19/14 1/12/15 10/31/16	- - -	- - -	- - -	- - -
Douglas Cerretti, President	100,000 1,000,000 1,250,000 4,000,000	- - - -	- - 1,250,000 (1) -	0.52 0.07 0.02 0.0113	5/13/13 5/19/14 7/22/15 10/31/16	- - - -	- - - -	- - - -	- - 17,500 -

(1)

The remaining options for 1,250,000 shares of common stock vest upon the achievement of certain milestones, which include the execution of targeted collaboration agreements and the receipt of customer purchase orders.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our plan of operations, results of operations and financial condition should be read in conjunction with our audited financial statements for the years ended December 31, 2011 and 2010, and the section of this Annual Report entitled “Description of Business”.

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

Our plan of operations under our Interim Operating Plan for the next 12 months is to:

(a)

perform the work specified by out Interim Operating Plan under the executed contracts with our scientists and manufacturing consultants.

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

Over the next 12 months we anticipate that we will require an aggregate of $600,000 in cash and stock-based compensation to cover expenses and debt service, including certain accounts payable, as follows:

(a)

$30,000 for facility and equipment related expenses;

(b)

$25,000 for debt service;

(c)

$115,000 for pre-clinical work, quality assurance, manufacturing of biologic material, academic collaborations and further research collaborations;

(d)

$80,000 for design and device manufacturing;

(e)

$125,000 for legal expenses related to general corporate matters, accounting expenses related to quarterly reviews and annual audits;

(f)

$75,000 for salaries and consulting; and

(g)

$75,000 for general and administrative, insurance and public relations.

(h)

$75,000 to fund the settlement agreement with our prior landlord.

During the next 12 months we anticipate that we will generate minimal non-recurring engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology.  We had no cash and cash equivalents and a working capital deficit of $(1,249,120) at December 31, 2011.  We presently do not have sufficient cash to fund our operations, and have curtailed substantially all activities, other than those called for by the execution of our Interim Operating Plan.

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

Results of Operations

The following table sets forth selected financial information relating to our company for the periods indicated:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues	$ -	$ -
Operating expenses
Consulting	-	(500)
General and administrative	(66,533)	(177,173)
Professional fees	(76,478)	(139,591)
Stock-based compensation	(163,800)	(438,690)
Other expense, net	(52,591)	(43,278)
Net loss	$(359,402)	$(799,232)

We have been funding our operations primarily by way of private placements of shares of our common stock and the issuance of convertible promissory notes.  We will require additional capital to meet our immediate and long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

We have had no operating revenues since our inception on January 4, 2005, to December 31, 2011.  We anticipate that we will not generate any significant revenues for so long as we are a development stage company.

Consulting Expenses

We had no consulting expenses in the year ended December 31, 2011, compared to $500 in the year ended December 31, 2010. Contractors and consultants were compensated primarily with stock options for services in 2011 and 2010. Accordingly, the related expense has been recorded as stock-based compensation.

General and Administrative Expenses

Our general and administrative expenses in the year ended December 31, 2011 decreased to $66,533 from $177,173 in 2010, primarily as a result of the reduction in rent and related operating costs.

Professional Fees

In the year ended December 31, 2011, we incurred professional fees of $76,478, compared to $139,591 in 2010, primarily as a result of the reduction in legal fees associated with the settlement of various legal matters, and a decrease in outside accounting and auditing fees.

Stock-Based Compensation

In the year ended December 31, 2011, we incurred stock-based compensation expense of $163,800, compared to $438,690 in 2010, directly related to the use of options to compensate our consultants and Board members for their work on our behalf.

Other Expense, net

In the year ended December 31, 2011, other expense of $52,591 was primarily related to interest and finance charges, whereas other expense of $43,278 in 2010 consisted of interest and finance charges and a loss on disposal of furniture and equipment.

Net Loss

As a result of the above, our net loss for the year ended December 31, 2011 was $359,402, compared to a net loss of $799,232 in 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had no cash and a working capital deficit of $(1,249,120).  Our planned expenditures over the next twelve months are expected to amount to approximately $600,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities. We will require additional financing in order to pursue our plan of operations for the next twelve months.  There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.  If we are unable to obtain additional financing, we may have to reduce or abandon our business activities and plan of operations.

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

Cash Used in Operating Activities

Cash used in operating activities in the year ended December 31, 2011, was $144,304, compared to $80,227 in the year ended December 31, 2010.  Cash used for operating activities in 2011 and 2010 was primarily limited to debt service, directors and officers insurance, month-to-month facility lease, and outside accounting services.

Cash Provided by Investing Activities

In the year ended December 31, 2011, investing activities provided no cash, compared to providing cash of $71,240 in the year ended December 31, 2010. Cash was primarily provided by selling excess equipment to help fund our operations during 2010.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and the issuance of convertible debt.  In the year ended December 31, 2011, financing activities provided cash in the amount of $144,304, compared to providing cash in the amount of $1,686 in the year ended December 31, 2010.

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

Following the completion of these payments on our Note, we entered into further negotiations with our previous landlord whereby we settled the entire amount of principal and interest outstanding on the Note for a final payment of $75,000. This payment was made on March 21, 2012 and a Stipulation and Order of Dismissal was submitted to and approved by the Superior Court of Washington on April 7, 2012.

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

Stock-Based Compensation

We account for our stock option plan primarily under the recognition and measurement principles of FASB ASC 718, “Compensation – Stock Compensation” Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in ASC 718. We recorded stock-based compensation expense in the amount of $163,800 during the year ended December 31, 2011.

ITEM 8.

FINANCIAL STATEMENTS

We have filed as part of this Annual Report our audited financial statements as of and for the years ended December 31, 2011 and 2010, and the related notes to these financial statements. These financial statements are set forth in this Annual Report beginning on page F-1 below, and are incorporated by reference in this Item 8.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes or disagreements with our accountants on accounting and financial disclosure during the two previous fiscal years.

MartinelliMick PLLC have not been consulted on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our company's financial statements.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by CellCyte Genetics Corporation’s management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of CellCyte Genetics Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2011, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that CellCyte Genetics Corporation’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, CellCyte Genetics Corporation believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, CellCyte Genetics Corporation’s financial condition as of December 31, 2011 and 2010, and results of its operations and cash flows for the years ended December 31, 2011 and 2010, in conformity with United States generally accepted accounting principles (GAAP).

Management’s Report on Internal Control Over Financial Reporting

Management of CellCyte Genetics Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  CellCyte Genetics Corporation’s internal control over financial reporting is a process, under the supervision of the Principal Executive Officer and the Principal Accounting Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external purposes in accordance with United States generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

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

CellCyte Genetics Corporation’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, CellCyte Genetics Corporation’s management has concluded that, as of December 31, 2011, CellCyte Genetics Corporation’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) during the year ended December 31, 2011 that may  materially affect, or is reasonably likely to materially affect, our internal control over financial reporting. We have previously disclosed the suspension of a significant portion of the Company’s operations, and the appointment of the Audit Committee Chairman, previously an independent director, as the Interim Principal Executive Officer.

ITEM 9B.

OTHER INFORMATION

Not applicable.

__________

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the end of the fiscal year covered by this Annual Report are as follows:

Name and Municipality of Residence	Age	Current Office with CellCyte Genetics Corporation	Director or Officer Since
Randy A. Lieber Issaquah, Washington, USA	55	Principal Accounting Officer and a director	November 24, 2008
John M. Fluke, Jr. Bellevue, Washington, U.S.A.	69	Interim Principal Executive Officer and a director	June 1, 2007
Dr. Douglas P. Cerretti, PhD Shoreline, Washington, U.S.A.	61	President	July 24, 2010

The following is a description of the business background of the directors and executive officers of our company:

John M. Fluke, Jr. – Interim Principal Executive Officer and a director

Mr. Fluke, age 69, is the Chairman of Fluke Capital Management, LP; the Fluke family's investment and trust management company. He founded the company in 1976. Mr. Fluke graduated from the University of Washington in 1964, with a Bachelor of Science Degree in Electrical Engineering, and received his Master's Degree in Electrical Engineering from Stanford University in 1966.

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

Randy A. Lieber – Principal Accounting Officer and a director

Mr. Lieber, age 55, is a senior financial professional with more than 29 years of experience working with both public and private companies. He is also the Chief Financial Officer of Blink Interactive, Inc., a user experience, research and design firm based in Seattle, WA.

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

Douglas Pat Cerretti, PhD – President

Dr. Cerretti, age 61, is a biopharmaceutical research scientist with experience in drug development in inflammation and cancer.  From 1984 to 2002, he served with Immunex, and, after Immunex’ acquisition in 2002, with Amgen in positions ranging from Staff Scientist through Scientific Director. Dr. Cerretti retired from Amgen in 2007. He is the author or co-author of more than 100 scientific publications and has over 40 issued US Patents to his name.

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

Significant Employees

As of the date of this Annual Report, we had no paid employees. The management team has agreed to remain involved with no guarantee of payment for these services. In addition, certain members of our scientific and operations staff have agreed to remain on as contractors. These members will be compensated through the issuance of the company’s unrestricted common stock and stock options.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based upon these forms, our officers, directors and ten percent stockholders were in compliance during the fiscal year ended December 31, 2011.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees..

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our Principal Executive and Accounting Officers. No other executive officer earned more than $100,000 in 2011 or 2010 (the “Named Executive Officers”). During 2011 all compensation was in the form of stock grants or stock option grants. Compensation for stock grants reflect the estimated fair value of our common stock on the date of issuance, while the compensation for stock option awards is calculated using the Black-Scholes model, using the assumptions discussed in the notes to our financial statements, and recognized over the vesting period.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
John M. Fluke, Jr., Principal Executive Officer	2011 2010	- -	- -	- -	- 163,440	- -	- -	- -	- 163,400
Randy Lieber, Principal Accounting Officer	2011 2010	- -	- -	45,200 42,450	- 12,500	- -	- -	- -	45,200 54,950
Douglas P. Cerretti, President	2011 2010	- -	- -	- -	33,600 23,750	- -	- -	- -	33,600 23,750

Stock Options

John M. Fluke, Jr. became our Interim Principal Executive Officer during 2008. During 2011, Mr. Fluke was granted options to purchase 6,000,000 shares of common stock at a price of $0.0113 per share as compensation for his activities on the Board of Directors. During 2010, Mr. Fluke was granted options to purchase 10,800,000 shares of common stock at prices between $0.035 and $0.018 per share.

Randy A. Lieber became our Principal Accounting Officer during 2008. During 2011, Mr. Lieber was granted options to purchase 6,000,000 shares of common stock at an exercise price of $0.0113 per share as compensation for his activities on the Board of Directors. During 2010, Mr. Lieber was granted options to purchase 4,200,000 shares of common stock at an exercise price of $0.035 per share.

Dr. Douglas P. Cerretti became our President during 2010. During 2011, Dr. Cerretti was granted options to purchase 4,000,000 shares of common stock at an exercise price of $0.0113 per share as compensation for his activities as our President and Chief Science Officer. During 2010, Dr. Cerretti was granted options to purchase 2,500,000 shares of common stock at an exercise price of $0.02 per share.

Stock Option Plans

In connection with the CellCyte acquisition, on March 30, 2007, our Board of Directors adopted a 2007 Stock Option/Restricted Stock Plan (the “2007 Plan”).  The following summary of the 2007 Plan is not complete and is qualified in its entirety by reference to the 2007 Plan, a copy of which has been filed with the SEC.

The purpose of the 2007 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success of our company’s business.  The number of shares approved for issuance under the 2007 Plan was 5,450,000 shares, of which 1,735,000 have been granted and are outstanding as of December 31, 2011.  If an award under the 2007 Plan should expire or become unexercisable for any reason and without having been exercised in full, or surrendered pursuant to an option exchange program, then the shares that were subject to such expiration or unexercised award shall again become available for future grant under the 2007 Plan.  The 2007 Plan is administered by our company’s Board of Directors or a committee appointed by the Board.  The term of the 2007 Plan is ten years from the date of its adoption by the Board.

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

Under the 2009 Plan, as amended, we have reserved and registered 86,000,000 shares of our common stock to be used as compensation to employees and contractors for services rendered. As of December 31, 2011, we had issued 18,409,636 shares of our common stock and had outstanding stock option grants for 52,210,000 shares of our common stock.

See Note 5 to our Consolidated Financial Statements for additional information regarding the total number of equity awards outstanding, and the significant assumptions used in their valuation.

Director Compensation

We pay our directors for their services as directors in restricted stock grants and/or options for unrestricted common stock.  The following table sets forth information about compensation paid to our directors in 2011:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
John M. Fluke, Jr.	-	-	50,400	-	-	-	50,400
Randy A. Lieber	-	-	50,400	-	-	-	50,400

During 2011, Mr. Fluke and Mr. Lieber were each compensated for their Board representation through the grant of stock options for 6,000,000 shares of our common stock.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock held by him, except as otherwise indicated. As of April 13, 2012, there are 82,329,481 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Shares(1)	Percent
Named Executive Officers and Directors(2)
Randy A. Lieber Principal Accounting Officer and a director	21,677,085(4)	17.22%
John M. Fluke, Jr. Interim Principal Executive Officer and a director	25,687,989(3)	20.41%
Dr. Douglas P. Cerretti, Ph.D. President	5,400,000(5)	4.29%

Directors and Executive Officers as a Group (3 Persons)	52,765,074	41.92%
Beneficial Owners of in Excess of 5% (other than Executive Officers and Directors)
Gary A. Reys Stockholder	18,625,000	14.80%
Dr. Ronald W. Berninger, Ph.D. Stockholder	18,625,000	14.80%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 13, 2012. As of April 13 2012, there were 82,329,481 shares issued and outstanding. In addition, stockholders listed above hold 45,650,000 options to purchase common stock that are included in the beneficial ownership calculation.

(2)

The address of the executive officers and directors is 14205 SE 36th Street, Suite 100, Bellevue, Washington, U.S.A., 98006.

(3)

Includes vested options to acquire up to 24,950,000 shares of our common stock at exercise prices of $0.0113 to $1.50 per share.

(4)

Includes vested options to acquire up to 13,200,000 shares of our common stock at exercise prices of $0.0113 to $0.07 per share.

(5)

Includes vested options to acquire up to 5,250,000 shares of our common stock at exercise prices of $0.0113 to $0.02 per share, and a warrant to purchase up to 150,000 shares of our common stock at an exercise price of $0.035 per share.

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

During 2011, our Board members advanced a total of $145,305 to help cover general operating costs.

Material Contracts

None.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

We engaged MartinelliMick PLLC, Certified Public Accountants, as our independent auditors effective November 1, 2011.  The following table provides information relating to the fees we paid to our independent auditors and our predecessor auditors for the periods indicated:

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010
Audit Fees	$51,500	$42,500
Audit-related Fees	-	-
Tax Fees	-	-
All other Fees	-	-

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

PART IV

ITEM 15.

EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended. Incorporated by reference to our Registration Statement on Form SB-2 filed on May 4, 2005.
3.2	Bylaws. Incorporated by reference to our Current Report on Form 8-K filed May 14, 2004.
21.1	Subsidiaries of the Company:
	Name of Subsidiary	Jurisdiction of Incorporation	Percentage Ownership

	CellCyte Genetics Corporation	Washington	100%
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Accounting Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Accounting Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*

XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

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

April 13, 2012
John M. Fluke, Jr., Director

Date

/s/ Randy Lieber

April 13, 2012
Randy Lieber, Director

Date

CELLCYTE GENETICS CORPORATION

(a Development Stage Company)

Consolidated Financial Statements

December 31, 2011

Index

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CellCyte Genetics Corporation

We have audited the accompanying consolidated balance sheet of CellCyte Genetics Corporation as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2011 and for the period January 4, 2005 (inception) to December 31, 2011. CellCyte Genetics Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from January 4, 2005 (inception) to December 31, 2010, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated April 14, 2011.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CellCyte Genetics Corporation as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 and for the period January 4, 2005 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MartinelliMick PLLC

MartinelliMick PLLC

Spokane, Washington

April 15, 2012

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

/s/BehlerMick PS

BehlerMick PS

Spokane, Washington

April 14, 2011

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Prepaid expenses and deposits	$8,675	$10,050
Total Current Assets	8,675	10,050

OTHER ASSETS
Furniture and equipment, net of depreciation and impairment	7,009	15,190
Intellectual property, net of amortization and impairment	23,722	31,226
Total Other Assets	30,731	46,416

TOTAL ASSETS	$39,406	$56,466

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$597,246	$662,820
Accrued expenses	91,641	80,268
Due to related parties	140,704	140,704
Note payable - current portion	428,204	32,955
Total Current Liabilities	1,257,795	916,747

LONG TERM LIABILITIES
Convertible notes - related party	23,200	22,600
Note payable - long term portion	-	250,943
Total Long Term Liabilities	23,200	273,543

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
82,329,481 and 74,556,405 shares issued and outstanding, respectively	82,329	74,556
Additional paid in capital	11,734,022	11,490,159
Common stock purchase warrants	49,154	49,154
Deficit accumulated during development the stage	(13,107,094)	(12,747,693)
Total Stockholders' Deficit	(1,241,589)	(1,133,824)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$39,406	$56,466

The accompanying notes are an integral part of these consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
	Year Ended		(January 4, 2005)
	December 31,		to December 31,
	2011	2010	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	500	1,678,107
General and administrative	66,533	177,173	2,526,631
Professional fees	76,478	139,591	1,823,458
Research, development and laboratory	-	-	1,296,619
Salaries and benefits	-	-	1,457,524
Stock-based compensation	163,800	438,690	3,025,776
Total Operating Expenses	306,811	755,954	11,808,115

LOSS FROM OPERATIONS	(306,811)	(755,954)	(11,808,115)

OTHER INCOME (EXPENSE)
Interest income	-	-	32,512
Interest and finance charges	(52,591)	(38,459)	(297,202)
Impairment of intellectual property	-	-	(568,913)
Impairment of tenant improvements	-	-	(383,535)
Gain on extinguishment of debt	-	-	53,547
Loss on disposal of furniture and equipment	-	(4,819)	(135,388)
Total Other Income (Expense)	(52,591)	(43,278)	(1,298,979)

LOSS BEFORE TAXES	(359,402)	(799,232)	(13,107,094)

INCOME TAXES	-	-	-

NET LOSS	$(359,402)	$(799,232)	$(13,107,094)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING FOR BASIC
AND DILUTED CALCULATION	75,834,171	73,697,133

The accompanying notes are an integral part of these consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 4, 2005)
	Year Ended December 31,		to December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(359,402)	$(799,232)	$(13,107,095)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	7,504	7,506	122,893
Depreciation of furniture and equipment	8,181	46,536	547,247
Stock-based compensation	163,800	438,690	3,025,776
Non-cash services	47,192	65,170	1,005,082
Amortization of discount on note	600	600	1,200
Warrant issued for legal services	-	-	46,154
Accounts payable paid with common stock	40,644	33,704	144,103
Non-cash beneficial conversion right	-	-	36,400
Non-cash impairment of tennant improvements	-	-	383,535
Non-cash impairment of intellectual property	-	-	568,913
Expenses paid by shareholder	-	-	32,755
Accounts payable reduced in lease settlement	-	-	520,788
Gain on extinguishment of debt	-	-	(53,547)
Loss on disposal of furniture and equipment	-	4,819	135,388
Decrease (increase) in assets
Other receivables	-	25,900	-
Prepaid expenses and deposits	1,375	(3,175)	(8,675)
Increase (decrease) in liabilities
Accounts payable	(65,571)	38,264	507,818
Deferred rent	-	-	-
Accrued interest	-	-	82,088
Accrued expenses	11,373	60,991	91,641
Net cash used by operating activities	(144,304)	(80,227)	(5,917,536)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	-	-	(715,528)
Cash from sales of equipment	-	71,240	107,465
Furniture and equipment acquisition, net	-	-	(1,327,070)
Cash acquired on reverse acquisition	-	-	1,429
Net cash provided by investing activities	-	71,240	(1,933,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	144,304	29,328	1,147,032
Proceeds from convertible note allocated to warrant	-	-	3,000
Advances from related party	-	6,142	112,625
Payments on note payable	-	(33,784)	(67,306)
Proceeds from sale of common stock	-	-	6,655,889
Net cash provided (used) by financing activities	144,304	1,686	7,851,240

Net (decrease) increase in cash and cash equivalents	-	(7,301)	-

Cash and cash equivalents, beginning of period	-	7,301	-

Cash and cash equivalents, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$31,332	$10,883	$76,693

NON CASH INVESTING AND FINANCING ACTIVITES
Note payable to related party converted to common stock	$-	-	$36,400
Issuance of note for insurance	$22,125	$26,250	$69,000
Issuance of note in exchange for accounts payable	$-	$-	$275,000

The accompanying notes are an integral part of these consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Common	Deficit	Total
			Additional	Stock	Accumulated During	Stockholders'
	Common Stock		Paid-in	Purchase	Development	Equity
	Shares	Amount	Capital	Warrants	Stage	(Deficit)

Initial contribution by founders	37,250,000	$200	$-	$-	$-	$200

Net loss for year ended December 31, 2005	-	-	-	-	(315,030)	(315,030)

Balance, December 31, 2005	37,250,000	200	-	-	(315,030)	(314,830)

Net loss for year ended December 31, 2006	-	-	-	-	(385,639)	(385,639)

Balance, December 31, 2006	37,250,000	200	-	-	(700,669)	(700,469)

Issued on settlement of CGW debts	678,060	678	1,016,410	-	-	1,017,088

Issued in exchange for CGW share purchase warrants	205,000	205	245,795	-	-	246,000

Recapitalization adjustment	17,740,000	54,790	(538,422)	203,000	-	(280,632)

Balance post recapitalization (Note 3)	55,873,060	55,873	723,783	203,000	(700,669)	281,987

Issued for private placement	3,981,165	3,981	4,772,770	1,195,000	-	5,971,751

Stock-based compensation	-	-	1,780,000	-	-	1,780,000

Net loss for year ended December 31, 2007	-	-	-	-	(4,521,196)	(4,521,196)

Balance, December 31, 2007	59,854,225	59,854	7,276,553	1,398,000	(5,221,865)	3,512,542

Issued on exercise of warrants	67,146	67	201,371	-	-	201,438

Reclassification on exercise of warrants	-	-	147,071	(147,071)	-	-

Issued for private placement	840,000	840	146,160	63,000	-	210,000

Issued for services	1,135,247	1,136	491,465	-	-	492,601

Issued for private placement	689,365	689	119,950	51,702	-	172,341

Issued on exercise of warrants	333,862	334	99,825	-	-	100,159

Repricing of warrants	-	-	(367,366)	367,366	-	-

Reclassification on expiration of warrants	-	-	1,618,295	(1,618,295)	-	-

Stock-based compensation	-	-	176,286	-	-	176,286

Beneficial conversion rights of convertible debt	-	-	16,400	-	-	16,400

Net loss for year ended December 31, 2008	-	-	-	-	(5,306,159)	(5,306,159)

Balance, December 31, 2008	62,919,845	62,920	9,926,010	114,702	(10,528,024)	(424,392)

Beneficial conversion rights of convertible debt	-	-	20,000	-	-	20,000

Issued for services	-	-	-	46,154	-	46,154

Issued for services	7,161,462	7,161	392,958	-	-	400,119

Warrant issued with convertible debt	-	-	-	3,000	-	3,000

Issued in conversion of promissory note	1,000,000	1,000	35,400	-	-	36,400

Stock-based compensation	-	-	467,000	-	-	467,000

Expiration of warrants	-	-	114,702	(114,702)	-	-

Net loss for year ended December 31, 2009	-	-	-	-	(1,420,437)	(1,420,437)

Balance, December 31, 2009	71,081,307	71,081	10,956,070	49,154	(11,948,461)	(872,156)

Issued for services	3,475,098	3,475	95,399	-	-	98,874

Stock-based compensation	-	-	438,690	-	-	438,690

Net loss for year ended December 31, 2010	-	-	-	-	(799,231)	(799,231)

Balance, December 31, 2010	74,556,405	74,556	11,490,159	49,154	(12,747,692)	(1,133,823)

Issued for services	7,773,076	7,773	80,063			87,836

Stock-based compensation			163,800			163,800

Net loss for year ended December 31, 2011					(359,402)	(359,402)

Balance, December 31, 2011	82,329,481	$82,329	$11,734,022	$49,154	$(13,107,094)	$(1,241,589)

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

CellCyte Genetics Corporation (the “Company”) is in the development stage, as defined by Financial Accounting Standards Board (“FASB”) ASC 915, “Development Stage Entities”, and its efforts are principally devoted to the commercialization of its cell expansion. To date, the Company has not generated any sales revenues, has incurred ongoing operating expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2011, the Company has accumulated losses of $13,107,094.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents.  The Company had no cash or cash equivalents at December 31, 2011.

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

As of December 31, 2011, there were outstanding warrants for 919,230 shares of common stock, options for 53,945,000 shares of common stock, and convertible promissory notes that are convertible into 8,730,735 shares of common stock.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred losses of $13,107,094 and used $5,917,536 in cash for operating activities from its inception through December 31, 2011. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The Company has recorded stock-based compensation expense of $163,800 during the year ended December 31, 2011 and $438,690 during the year ended December 31, 2010.

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

The Company amortizes patents (and licenses for the use of patents) over the remaining life of the patents, which ranges from 7 to 17 years.

Intellectual property was as follows as of December 31, 2011 and 2010:

	2011	2010
Patents	$70,002	$70,002
Accumulated amortization	(46,280)	(38,776)
Patents, net	$23,722	$31,226

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line basis over the assets’ estimated useful lives, which are generally three years for computer equipment, three to five years for office equipment, five to seven years for furniture, and five years for laboratory equipment. Tenant improvements are capitalized and amortized over the shorter of the lease term or their estimated useful life. Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $8,181 and $46,536, respectively. During the year ended December 31, 2010, the Company sold or disposed of furniture and equipment with a cost basis of $172,658 and a net book value of $76,060 for total proceeds of $71,240, resulting in a loss on disposal of $4,819.

Property and equipment were as follows as of December 31, 2011 and 2010:

	2011	2010
Laboratory equipment	$40,935	$40,935
Computer and office equipment	79,810	79,810
Accumulated depreciation and amortization	(113,736)	(105,555)
Property and equipment, net	$7,009	$15,190

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

Following the completion of the scheduled payments in 2011, the Company entered into further negotiations with its previous landlord whereby the Company settled the entire amount of principal and interest outstanding on the Note for a final payment of $75,000. This payment was made on March 21, 2012 and a Stipulation and Order of Dismissal was submitted to and approved by the Superior Court of Washington on April 7, 2012. Accordingly, the entire outstanding balance on the Note has been reclassified as a current liability at December 31, 2011.

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 82,329,481 and 74,556,405 shares of its common stock at December 31, 2011 and December 31, 2010, respectively.

During the year ended December 31, 2011, the Company issued 7,773,076 shares of common stock in exchange for services with an estimated fair value of $87,836.

Common Stock Warrants

The Company’s common stock purchase warrant activity for the years ended December 31, 2011 and December 31, 2010 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2009	919,230	$0.06	4.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2010	919,230	0.06	3.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2011	919,230	$0.06	2.62 years

Common Stock Options

Effective March 30, 2007, the Company adopted the 2007 Stock Option/Restricted Stock Plan (the “2007 Plan”). The purpose of the 2007 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success the Company’s business.  The number of shares approved for issuance under the 2007 Plan was 5,450,000 shares, of which 1,735,000 have been granted and are outstanding as of December 31, 2011.  If an award under the 2007 Plan should expire or become unexercisable for any reason and without having been exercised in full or surrendered pursuant to an option exchange program, then the shares that were subject to such expiration or unexercised award shall again become available for future grant under the 2007 Plan.  The 2007 Plan is administered by the Company’s Board of Directors or a committee appointed by the Board.   The term of the 2007 Plan is ten years from the date of its adoption by the Board.

On January 24, 2009, the Company approved and adopted the 2009 Stock Incentive Plan for Employees and Consultants (the “2009 Plan”). The purpose of the 2009 Plan is to provide employees and consultants of the Company with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to join the interests of employees and consultants with the interests of the stockholders of the Company. The number of shares available for issuance under the 2009 Plan is 86,000,000 shares (as revised on September 1, 2011), and have been registered with the Securities and Exchange Commission pursuant to a Form S-8 Registration Statement.

During the year ended December 31, 2011, the Company issued 7,773,076 shares of common stock and granted a total of 19,500,000 stock options to certain officers, directors and consultants of the Company under the 2009 Plan to acquire shares of the Company’s common stock at a price of $0.0113, exercisable for a period of 5 years.  The fair value of the stock options granted during 2011 was estimated to be $163,800 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 5 years; risk-free interest rate of 0.90%; dividend yield of 0%; and expected volatility of 100%. The options granted during 2011 were to compensate the officers and directors for their services during the year and were fully vested as of December 31, 2011. The Company has recorded stock-based compensation of $163,800 in connection with the vesting of these options.

During the year ended December 31, 2010, the Company issued 3,475,098 shares of common stock and granted a total of 19,700,000 stock options to certain officers, directors and consultants of the Company under the 2009 Plan to acquire shares of the Company’s common stock at prices ranging from $0.018 per share to $0.035 per share, exercisable for a period of 5 years.  The fair value of the stock options granted during 2010 was estimated to be $326,940 and was determined using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 5 years; risk-free interest rate of 1.99%; dividend yield of 0%; and expected volatility of 100%. Certain of the options granted during 2010 are subject to vesting conditions and, as of December 31, 2011, the Company has recorded stock-based compensation of $293,190 in connection with the vesting of these options

The Company’s stock option activity under both the 2007 and 2009 Plans for the years ended December 31, 2011 and 2010 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2009	17,545,000	$0.190	3.81 years
Options granted	19,700,000	0.026

Options exercised	-	-
Options cancelled and expired	(2,800,000)	0.049
Balance, December 31, 2010	34,445,000	0.109	3.95 years
Options granted	19,500,000	0.0113
Options exercised	-	-
Options cancelled and expired	-	-
Balance, December 31, 2011	53,945,000	$0.069	3.63 years

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

Convertible Promissory Notes

On December 23, 2009, an officer of the Company loaned $25,000 to the Company in exchange for a convertible promissory note and a warrant to purchase 150,000 shares of common stock. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on December 22, 2014. The fair market value of the warrants of $3,000 was recorded as a discount on the promissory note.

During the year ended December 31, 2011, a stockholder of the Company advanced a total of $131,036 under a convertible promissory note to help pay for certain operating costs. The total outstanding on the promissory note at December 31, 2011 is $156,894 and bears interest at the annual rate of eight percent. All interest and principal is due on January 24, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.024 per share.

During the year ended December 31, 2011, a second stockholder of the Company advanced a total of $13,270 under a convertible promissory note to help pay for certain operating costs.  The total outstanding on the promissory note at December 31, 2011 was $16,740 and bears interest at the annual rate of eight percent. All interest and principal is due on August 17, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.02 per share.

Stockholder Advances

During the year ended December 31, 2007 a stockholder of the Company paid various outstanding payables on behalf of the Company. As of December 31, 2011 the Company owed this stockholder $107,949.  These advances are unsecured, non-interest bearing with no set terms of repayment.

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

At December 31, 2011 and 2010 the Company had gross deferred tax assets calculated at an expected rate of 34% of approximately $4,448,000 and $4,326,000, respectively, principally arising from net operating loss carry-forwards and stock compensation for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance of $4,448,000 and $4,326,000 has been established at December 31, 2011 and 2010, respectively.

The significant components of the Company’s net deferred tax asset at December 31, 2011 and 2010 are as follows:

	2011	2010
Gross deferred tax asset:
Net operating loss carry forwards	$ 4,448,000	$ 4,326,000

Gross deferred tax liabilities:
Valuation allowance	(4,448,000)	(4,326,000)

Net deferred tax asset	$ -	$ -

At December 31, 2011 and 2010 the Company has net operating tax loss carry forwards of approximately $13,083,000 and $12,723,000, respectively, which will expire in the years 2025 through 2031.  The primary difference between net operating losses for financial statement and income tax purposes are permanent differences related to the accounting for meals and entertainment.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.