Form 10-Q
period 2012-03-31
CELLCYTE GENETICS CORP
filed 2012-05-15
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   82,329,481 shares of common stock outstanding as of May 11, 2012.

- - 2 - -

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended March 31, 2012

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2012 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission.  These factors may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-Q:

Description	Page
Interim Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011:	3
Interim Consolidated Statements of Operations for the Three Months ended March 31, 2012 and 2011 and for the period from January 4, 2005 (Date of Inception) to March 31, 2012:	4
Interim Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011 and for the period from January 4, 2005 (Date of Inception) to March 31, 2012:	5
Condensed Notes to Interim Consolidated Financial Statements:	6

__________

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS
Prepaid expenses and deposits	$76,300	$8,675
Total Current Assets	76,300	8,675

OTHER ASSETS
Furniture and equipment, net of depreciation	4,964	7,009
Intellectual property, net of amortization	21,846	23,722
Total Other Assets	26,810	30,731

TOTAL ASSETS	$103,110	$39,406

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$606,580	$597,246
Accrued expenses	97,275	91,641
Due to related parties	140,704	140,704
Note payable - current portion	254,570	254,570
Total Current Liabilities	1,099,129	1,084,161

LONG TERM LIABILITIES
Convertible notes - related party	281,274	196,834
Note payable - long term portion	-	-
Total Long Term Liabilities	281,274	196,834

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
82,329,481 shares issued and outstanding, respectively	82,329	82,329
Additional paid in capital	11,734,022	11,734,022
Common stock purchase warrants	49,154	49,154
Deficit accumulated during the development stage	(13,142,798)	(13,107,094)
Total Stockholders' Deficit	(1,277,293)	(1,241,589)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$103,110	$39,406

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

			From Inception
	For the Three Months Ended		(January 4, 2005)
	March 31,		to March 31,
	2012	2011	2012

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	-	1,678,107
General and administrative	15,587	16,449	2,542,218
Professional fees	14,140	17,467	1,837,598
Research, development and laboratory	-	-	1,296,619
Salaries and benefits	-	-	1,457,524
Stock-based compensation	-	-	3,025,776
Total Operating Expenses	29,727	33,916	11,837,842

LOSS FROM OPERATIONS	(29,727)	(33,916)	(11,837,842)

OTHER INCOME (EXPENSE)
Interest income	-	-	32,512
Interest and finance charges	(5,976)	(10,928)	(303,179)
Impairment of intellectual property	-	-	(568,913)
Impairment of tenant improvements	-	-	(383,535)
Gain on extinguishment of debt	-	-	53,547
Loss on disposal of furniture and equipment	-	-	(135,388)
Total Other Income (Expense)	(5,976)	(10,928)	(1,304,956)

LOSS BEFORE TAXES	(35,703)	(44,844)	(13,142,798)

INCOME TAXES	-	-	-

NET LOSS	$(35,703)	$(44,844)	$(13,142,798)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING FOR BASIC
AND DILUTED CALCULATION	82,329,481	74,556,405

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

			From Inception
	For the Three Months Ended		(January 4, 2005)
	March 31,		to March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,703)	$(44,844)	$(13,142,798)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	1,876	1,876	124,769
Depreciation of furniture and equipment	2,045	2,045	549,292
Stock-based compensation	-	-	3,025,776
Non-cash services	-	-	1,005,082
Amortization of discount on note	150	150	1,350
Warrant issued for legal services	-	-	46,154
Accounts payable paid with common stock	-	-	144,103
Non-cash beneficial conversion right	-	-	36,400
Non-cash impairment of tenant improvements	-	-	383,535
Non-cash impairment of intellectual property	-	-	568,913
Expenses paid by stockholder	-	-	32,755
Accounts payable reduced in lease settlement	-	-	520,788
Gain on extinguishment of debt	-	-	(53,547)
Loss on disposal of furniture and equipment	-	-	135,388
Decrease (increase) in assets
Prepaid expenses and deposits	(67,625)	7,450	(76,300)
Increase (decrease) in liabilities
Accounts payable	9,332	(14,121)	517,150
Accrued interest	-	-	82,088
Accrued expenses	5,634	5,534	97,275
Net cash used by operating activities	(84,291)	(41,910)	(6,001,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	-	-	(715,528)
Cash from sales of equipment	-	-	107,465
Furniture and equipment acquisition, net	-	-	(1,327,070)
Cash acquired on reverse acquisition	-	-	1,429
Net cash provided (used) by investing activities	-	-	(1,933,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	84,291	41,910	1,231,323
Proceeds from convertible note allocated to warrant	-	-	3,000
Advances from related party	-	-	112,625
Payments on note payable	-	-	(67,306)
Proceeds from sale of common stock	-		6,655,889
Net cash provided by financing activities	84,291	41,910	7,935,531

Net increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$3,614	$3,614	$80,307

NON CASH INVESTING AND FINANCING ACTIVITES
Note payable to related party converted to common stock	$-	$-	$36,400
Issuance of note for insurance	$-	$-	$69,000
Issuance of note in exchange for accounts payable	$-	$-	$275,000

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

As shown in the accompanying financial statements, the Company has incurred significant losses since inception and has not generated any revenues to date.  The future of the Company is dependent upon its ability to obtain sufficient financing, demonstration that its bioreactor device can satisfy the cell expansion requirements of research organizations which it has, or will have, collaboration agreements with research organizations, the continued willingness of CCYG stock option holders to exercise their vested options and, ultimately, upon achieving future profitable operations.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company’s financial statements include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results may differ from those estimates.

NOTE 2 – INTELLECTUAL PROPERTY

As of December 31, 2011, the Company had $70,002 of capitalized patents. Through March 31, 2012, the Company did not incur any additional costs for its intellectual property. The Company amortizes patents over the remaining life of the patents, which ranges from 6 to 16 years.

Intellectual property at March 31, 2012 and December 31, 2011 is as follows:

	March 31,	December 31,
	2012	2011
Patents	$70,002	$70,002
Accumulated amortization	(48,156)	(46,280)
Patents, net	$21,846	$23,722

NOTE 3 – PROPERTY AND EQUIPMENT

As of March 31, 2012 and December 31, 2011, the Company had a remaining cost basis of $120,745 in laboratory, computer and office equipment. During the three months ended March 31, 2012, the Company did not sell or otherwise dispose of any of its property and equipment.

Property and equipment as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
Laboratory equipment	$40,935	$40,935
Computer and office equipment	79,810	79,810
Accumulated depreciation	(115,781)	(113,736)
Property and equipment, net	$4,964	$7,009

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Promissory Note

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

Following the completion of the scheduled payments in 2011, the Company entered into further negotiations with its previous landlord whereby the Company settled the entire amount of principal and interest outstanding on the Note for a final payment of $75,000. This payment was transferred to the Company’s attorney on March 21, 2012 and is reflected as a deposit on the balance sheet at March 31, 2012. A Stipulation and Order of Dismissal was submitted to the Superior Court of Washington on April 7, 2012 and the funds were released to the landlord. Approval of the Court will occur in May 2012. Accordingly, the entire outstanding balance on the Note has been reclassified as a current liability at March 31, 2012 and December 31, 2011.

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 82,329,481 shares of its common stock at March 31, 2012 and December 31, 2011, respectively.

During the three month period ended March 31, 2012, the Company did not issue any shares of its common stock for services.

Common Stock Warrants

The Company did not issue any common stock purchase warrants during the three month period ended March 31, 2012. Warrants outstanding are as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2010	919,230	$0.06	3.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2011	919,230	0.06	2.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, March 31, 2012	919,230	$0.06	2.37 years

Common Stock Options

The Company did not grant any stock options for shares of its common stock during the three months ended March 31, 2012.

The Company’s stock option activity for the three month period ended March 31, 2012 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2010	34,445,000	$0.109	3.95 years
Options granted	19,500,000	0.0113
Options exercised	-	-
Options cancelled and expired	-	-
Balance, December 31, 2011	53,945,000	0.069	3.63 years
Options granted	-	-
Options exercised	-	-
Options cancelled and expired	-	-
Balance, March 31, 2012	53,945,000	$0.069	3.38 years

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

Common stock equivalents that were not included in diluted earnings per share at March 31, 2012 and 2011 are as follows:

	2012	2011
Stock options	53,945,000	34,445,000
Warrants	919,230	919,230
Convertible promissory notes	12,397,984	4,377,290
Common stock equivalents	67,262,214	39,741,520

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

During the three months ended March 31, 2012, a stockholder of the Company advanced a total of $83,900 under a convertible promissory note to help pay for certain operating and debt costs. The total outstanding on the promissory note at March 31, 2012 is $240,794 and bears interest at the annual rate of eight percent. All interest and principal is due on January 24, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.024 per share.

During the three months ended March 31, 2012, a second stockholder of the Company advanced a total of $391 under a convertible promissory note to help pay for certain operating costs.  The total outstanding on the promissory note at March 31, 2011 was $17,131 and bears interest at the annual rate of eight percent. All interest and principal is due on August 17, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.02 per share.

The total of these convertible promissory notes have been reclassified from short term liabilities to long term liabilities in the December 31, 2011 balance sheet to better reflect the nature of these promissory notes and to conform to the presentation as of March 31, 2012.

Stockholder Advances

During the year ended December 31, 2007 a stockholder of the Company paid various outstanding payables on behalf of the Company. As of March 31, 2012 the Company owed this stockholder $107,949.  These advances are unsecured, non-interest bearing with no set terms of repayment.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 11, 2012. Other than as disclosed in Note 4, there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to, or disclosure in, the accompanying consolidated financial statements.

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

The following discussion of our plan of operations, results of operations and financial condition as of and for the three months ended March 31, 2012 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the three months ended March 31, 2012 included in this Quarterly Report, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2011, including our annual audited financial statements set forth therein.

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

(e)

$125,000 for legal expenses related to general corporate matters, and accounting expenses related to quarterly reviews and annual audits;

(f)

$75,000 for salaries and consulting;

(g)

$115,000 for general and administrative, travel, conferences and public relations; and

(h)

$75,000 to fund the settlement agreement with our prior landlord.

During the next 12 months we anticipate that we will generate minimal non-recurring engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology.  We have no cash and cash equivalents and a working capital deficit of $1,022,829 at March 31, 2012. We presently do not have sufficient cash to fund our operations, and have curtailed substantially all activities, other than those called for by the execution of our Interim Operating Plan.

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

Subsequent to the 12 month period following the date of our Annual Report for the year ended December 31, 2011, we will be required to obtain additional financing in order to continue to pursue our business plan.  We cannot accurately predict the amount of additional capital that will be required, nor the extent to which this will consist of equity or debt financing.

We cannot provide investors with any assurance that we will be able to raise sufficient funding from the issuance of promissory notes or the sale of our common stock to fund our business plan going forward.  In the absence of such financing, our business plan will fail.

Results of Operations

Three Months Ended March 31, 2012, Compared to three Months Ended March 31, 2011.

The following table sets out our consolidated loss for the periods indicated:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
General and administrative	15,587	16,449
Professional fees	14,140	17,467
Stock-based compensation	-	-
Other Expense, net	(5,976)	(10,928)
Net Loss	$ (35,703)	$ (44,844)

Revenues

We have had no operating revenues since our inception on January 4, 2005 to March 31, 2012.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

Our general and administrative expenses in the three months ended March 31, 2012, decreased to $15,587 from $16,449 for the same period of 2011, primarily as a result of a reduction in depreciation and rent expense.

Professional Fees

In the three months ended March 31, 2012, we incurred professional fees of $14,140, compared to $17,467 for the same period of 2011. The decrease is primarily related to a reduction in the activities of the contract accountants providing general operating support and a reduction in general legal services.

Stock-Based Compensation

In the three months ended March 31, 2012 and 2011, we incurred no stock-based compensation expense. Stock-based compensation is related to stock options provided to our directors and consultants that vested during each period.

Other Income (Expense)

In the three months ended March 31, 2012, other expense was $5,976, compared to $10,928 for the same period in 2011. Other expense consisted primarily of interest expense for both periods.

Net Loss

As a result of the above, our net loss for the three months ended March 31, 2012 was $35,703, compared to $44,844 for the same period of 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had no cash and a working capital deficit of $1,022,829.  Our planned expenditures over the next 12 months are expected to amount to approximately $600,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities.

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

Cash Used in Operating Activities

Cash used in operating activities in the three months ended March 31, 2012 was $84,291, compared to $41,910 for the same period of 2011.  In 2012, $75,000 of our cash was transferred to our law firm pending payment for a settlement with our previous landlord. Otherwise, in 2012 and 2011, operating activities used cash primarily for insurance, storage of our equipment, and payment to our outside auditors. We anticipate that cash used in operating activities will be limited over the balance of 2012 as we move forward with limited operations.  We have funded our operations primarily from the sale of excess laboratory equipment and from the issuance of our common stock, and expect to continue efforts to raise additional capital through the sale equipment and stock.

Cash Provided by Investing Activities

There was no cash generated from investing activities for the three months ended March 31, 2012 and 2011.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and issuance of convertible promissory notes.  In the three months ended March 31, 2012, we had net proceeds of $84,291 related to advances under convertible promissory notes, compared to net proceeds of $41,910 for the same period of 2011 from the proceeds of convertible promissory notes.

Going Concern

As shown in the accompanying financial statements and more fully detailed in our 2011 Annual Report on Form 10-K, we have incurred significant losses since inception and have not generated any revenues to date.  The future of our company is dependent upon our ability to obtain sufficient financing and upon achieving future profitable operations.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.  The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-Based Compensation

We account for our stock option plan primarily under the recognition and measurement principles of FASB ASC 718, “Compensation – Stock Compensation”. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in ASC 718. We recorded no stock-based compensation expense during the three months ended March 31, 2012 as none of the outstanding options vested during the period.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company has not begun remediation efforts to correct the previously disclosed material weakness (as defined in Rule 13a-15(d) under the Exchange Act) reported on the Company’s Form 10-K filed for the period ended December 31, 2011.

__________

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1A.

Risk Factors

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities

We did not issue any shares of our common stock during the three month period ended March 31, 2012.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosure

Not Applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended. Incorporated by reference to our Registration Statement on Form SB-2 filed on May 4, 2005.
3.2	Bylaws. Incorporated by reference to our Current Report on Form 8-K filed May 14, 2004.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Accounting Officer.
32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer.
32.2	18 U.S.C. Section 1350 Certification of Principal Accounting Officer.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, ad amended, and otherwise is not subject to liability under these sections.

__________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLCYTE GENETICS CORPORATION
Dated: May 11, 2012 Per:	/s/ “John M. Fluke, Jr.” John M. Fluke, Jr. Interim Principal Executive Officer

__________

1