Form 10-Q
period 2012-06-30
CELLCYTE GENETICS CORP
filed 2012-08-14
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   82,329,481 shares of common stock outstanding as of August 13, 2012.

- - 2 - -

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended June 30, 2012

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2012 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-Q:

Description	Page
Interim Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011:	3
Interim Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2012 and 2011 and for the period from January 4, 2005 (Date of Inception) to June 30, 2012:	4
Interim Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011 and for the period from January 4, 2005 (Date of Inception) to June 30, 2012:	5
Condensed Notes to Interim Consolidated Financial Statements:	6

__________

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Prepaid expenses and deposits	$22,632	$8,675
Total Current Assets	22,632	8,675

OTHER ASSETS
Furniture and equipment, net of depreciation	2,918	7,009
Intellectual property, net of amortization	19,970	23,722
Total Other Assets	22,888	30,731

TOTAL ASSETS	$45,520	$39,406

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$630,042	$597,246
Accrued expenses	101,644	91,641
Due to related parties	140,704	140,704
Note payable - current portion	16,652	254,570
Total Current Liabilities	889,042	1,084,161

LONG TERM LIABILITIES
Convertible notes - related party	303,334	196,834
Total Long Term Liabilities	303,334	196,834

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
82,329,481 shares issued and outstanding, respectively	82,329	82,329
Additional paid in capital	11,734,022	11,734,022
Common stock purchase warrants	49,154	49,154
Deficit accumulated during development stage	(13,012,361)	(13,107,094)
Total Stockholders' Deficit	(1,146,856)	(1,241,589)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,520	$39,406

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		(January 4, 2005)
	June 30,		June 30,		to June 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	-	-	-	1,678,107
General and administrative	18,222	17,780	33,808	34,228	2,560,440
Professional fees	25,883	33,769	40,023	51,236	1,863,481
Research, development and laboratory	-	-	-	-	1,296,619
Salaries and benefits	-	-	-	-	1,457,524
Stock-based compensation	-	-	-	-	3,025,776
Total Operating Expenses	44,105	51,549	73,831	85,464	11,881,947

LOSS FROM OPERATIONS	(44,105)	(51,549)	(73,831)	(85,464)	(11,881,947)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	32,513
Interest and finance charges	(8,399)	(13,152)	(14,375)	(24,080)	(311,578)
Impairment of intellectual property	-	-	-	-	(568,913)
Impairment of tenant improvements	-	-	-	-	(383,535)
Gain on extinguishment of debt	180,955	-	180,955	-	234,502
Gain on disposal of furniture and equipment	1,985	-	1,985	-	(133,403)
Total Other Income (Expense)	174,541	(13,152)	168,565	(24,080)	(1,130,414)

INCOME (LOSS) BEFORE TAXES	130,436	(64,701)	94,734	(109,544)	(13,012,361)

INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$130,436	$(64,701)	$94,734	$(109,544)	$(13,012,361)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.00	$(0.00)	$0.00	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES:
Basic	82,329,481	74,556,405	82,329,481	74,556,405
Diluted	93,116,811	74,556,405	91,906,265	74,556,405

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

			From Inception
	For the Six Months Ended		(January 4, 2005)
	June 30,		to June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$94,734	$(109,544)	$(13,012,361)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	3,752	3,752	126,645
Depreciation of furniture and equipment	4,091	4,091	551,338
Stock-based compensation	-	-	3,025,776
Non-cash services	-	-	1,005,082
Amortization of discount on note	300	300	1,500
Warrant issued for legal services	-	-	46,154
Accounts payable paid with common stock	-	-	144,103
Non-cash beneficial conversion right	-	-	36,400
Non-cash impairment of intellectual property	-	-	568,913
Non-cash impairment of tenant improvements	-	-	383,535
Expenses paid by stockholder	-	-	32,755
Accrued interest reduced in settlement	1,385	-	1,385
Accounts payable reduced in lease settlement	-	-	520,788
Gain on extinguishment of debt	(180,955)	-	(234,502)
Gain on disposal of furniture and equipment	(1,985)	-	133,403
Decrease (increase) in assets
Prepaid expenses and deposits	7,375	(13,375)	(1,300)
Increase (decrease) in liabilities
Accounts payable	32,794	15,844	540,612
Accrued interest	-	-	82,088
Accrued expenses	10,003	16,961	101,644
Net cash used by operating activities	(28,506)	(81,971)	(5,946,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	-	-	(715,528)
Cash from sales of equipment	1,985	-	109,450
Furniture and equipment acquisition, net	-	-	(1,327,070)
Cash acquired on reverse acquisition	-	-	1,429
Net cash provided (used) by investing activities	1,985	-	(1,931,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	106,200	86,817	1,253,232
Proceeds from convertible note allocated to warrant	-	-	3,000
Advances from related party	-	-	112,625
Payments on note payable	(79,679)	(4,846)	(146,985)
Proceeds from sale of common stock	-	-	6,655,889
Net cash provided by financing activities	26,521	81,971	7,877,761

Net increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$15,808	$50,142

NON CASH INVESTING AND FINANCING ACTIVITES
Note payable to related party converted to common stock	$-	$-	$36,400
Issuance of note for insurance	$21,332	$22,125	$90,332
Issuance of note in exchange for accounts payable	$-	$-	$275,000

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN

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

As shown in the accompanying financial statements, the Company has incurred significant losses since inception and has not generated any revenues to date.  The future of the Company is dependent upon its ability to obtain sufficient financing, demonstration that its bioreactor device can satisfy the cell expansion requirements of research organizations which it has, or will have, collaboration agreements with, the continued willingness of Company stock option holders to exercise their vested options and, ultimately, upon achieving future profitable operations.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company’s financial statements include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results may differ from those estimates.

NOTE 2 – INTELLECTUAL PROPERTY

As of December 31, 2011, the Company had $70,002 of capitalized patents. Through June 30, 2012, the Company did not incur any additional costs for its intellectual property. The Company amortizes patents over the remaining life of the patents, which ranges from 7 to 17 years.

Intellectual property at June 30, 2012 and December 31, 2011 is as follows:

	June 30,	December 31,
	2012	2011
Patents	$70,002	$70,002
Accumulated amortization	(50,032)	(46,280)
Patents, net	$19,970	$23,722

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2011, the Company had a remaining cost basis of $120,745 in laboratory, computer and office equipment. During the six months ended June 30, 2012, the Company did not sell or otherwise dispose of any of its property and equipment.

Property and equipment as of June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
Laboratory equipment	$40,935	$40,935
Computer and office equipment	79,810	79,810
Accumulated depreciation	(117,827)	(113,736)
Property and equipment, net	$2,918	$7,009

Depreciation expense for the six months ended June 30, 2012 and 2011 was $4,091.

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

During the first quarter of 2012, the Company entered into further negotiations with its previous landlord whereby the Company settled the entire amount of principal and interest outstanding on the Note for a final payment of $75,000. A Stipulation and Order of Dismissal was submitted to the Superior Court of Washington on March 16, 2012, and was approved by the Court on June 25, 2012, at which time the funds were released to the landlord. As a result of this settlement, the Company recorded a gain of $180,955 on the extinguishment of its debt to its landlord.

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 82,329,481 shares of its common stock at June 30, 2012 and December 31, 2011, respectively.

During the six month period ended June 30, 2012, the Company did not issue any shares of its common stock for services.

Common Stock Warrants

The Company did not issue any common stock purchase warrants during the six month period ended June 30, 2012. Warrants outstanding are as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2010	919,230	$0.06	3.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2011	919,230	0.06	2.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, June 30, 2012	919,230	$0.06	2.12 years

Common Stock Options

The Company did not grant any stock options for shares of its common stock during the six months ended June 30, 2012.

The Company’s stock option activity for the six month period ended June 30, 2012 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2010	34,445,000	$0.109	3.95 years
Options granted	19,500,000	0.0113
Options exercised	-	-
Options cancelled and expired	-	-
Balance, December 31, 2011	53,945,000	0.069	3.63 years
Options granted	-	-
Options exercised	-	-
Options cancelled and expired	-	-
Balance, June 30, 2012	53,945,000	$0.069	3.13 years

NOTE 6 – BASIC AND DILUTED NET LOSS PER SHARE

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share”.   Net income (loss) per share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year.  The Company uses the treasury stock method of calculating dilutive securities.

The following table sets forth the calculation of basic and diluted earnings per share for the three month and six month periods ended June 30, 2012. Basic and diluted earnings per share were the same for the three month and six month periods ended June 30, 2011 as including common stock equivalents in the calculation of diluted earnings per share would have been anti-dilutive.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income (Loss)	$130,436	$(64,701)	$94,734	$(109,544)
Common shares Outstanding – Basic	82,329,481	74,556,405	82,329,481	74,556,405

Earnings Per Share – Basic	$0.00	$(0.00)	$0.00	$(0.00)

Effect of Dilutive Securities
Options	10,709,850	-	9,556,327	-
Convertible Notes	77,480	-	20,457	-

Common Shares Outstanding – Diluted	93,116,811	74,556,405	91,906,265	74,556,405

Earnings Per share – diluted	$0.00	$(0.00)	$0.00	$(0.00)

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

During the six months ended June, 2012, a stockholder of the Company advanced a total of $110,000 under a convertible promissory note to help pay for certain operating and debt service costs. The total outstanding on the promissory note at June 30, 2012 is $266,894 and bears interest at the annual rate of eight percent. All interest and principal is due on January 24, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.024 per share.

During the six months ended June 30, 2012, the Company repaid $3,800 to a second stockholder under a convertible promissory note.  The total remaining outstanding on the promissory note at June 30, 2012 was $12,941 and bears interest at the annual rate of eight percent. All interest and principal is due on August 17, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.02 per share.

The total of these convertible promissory notes have been reclassified from short term liabilities to long term liabilities in the December 31, 2011 balance sheet to better reflect the nature of these promissory notes and to conform to the presentation as of June 30, 2012.

Stockholder Advances

During the year ended December 31, 2007 a stockholder of the Company paid various outstanding payables on behalf of the Company. As of June 30, 2012 the Company owed this stockholder $107,949.  These advances are unsecured, non-interest bearing with no set terms of repayment.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 13, 2012. There was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to, or disclosure in, the accompanying consolidated financial statements.

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

The following discussion of our plan of operations, results of operations and financial condition as of and for the six months ended June 30, 2012 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the six months ended June 30, 2012 included in this Quarterly Report, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2011, including our annual audited financial statements set forth therein.

Overview

We are a biotechnology company involved in research and development, manufacture, sales, support and service of medical devices used for cell expansion and maintenance.

We have focused, and will continue to focus our efforts for the foreseeable future within the device segment. These efforts will consist of entering into collaborative research agreements with well-known, established research organizations to utilize our patented CCG-E45 Culture Chamber product to enhance their cell production efforts. In conjunction with these research activities, our engineers will be developing alternative culture chamber configurations to optimize specific cell categories. Under these collaborative agreements, we will provide our CCG-E45 Incubators and Culture Chambers, and onsite training and oversight. Our collaboration partners will provide staffing, space and the cell types being tested.

Our initial collaborative research agreement was signed on September 9, 2010 with the Fred Hutchison Cancer Research Center in Seattle, Washington. Joint research activities under this agreement are expected to continue through 2012.

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

Over the next 12 months we anticipate that we will require an aggregate of $450,000 in cash and stock-based compensation to cover operating costs, including certain accounts payable, as follows:

(a)

$30,000 for facility and equipment related expenses;

(b)

$25,000 for debt service;

(c)

$115,000 for pre-clinical work, quality assurance, manufacturing of biologic material, academic collaborations and further research collaborations;

(d)

$80,000 for design and device manufacturing;

(e)

$125,000 for legal expenses related to general corporate matters, and accounting expenses related to quarterly reviews and annual audits; and

(f)

$75,000 for salaries and consulting.

During the next 12 months we anticipate that we will generate minimal non-recurring engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology.  We have no cash and cash equivalents and a working capital deficit of $866,410 at June 30, 2012. We presently do not have sufficient cash to fund our operations, and have curtailed substantially all activities, other than those called for by the execution of our Interim Operating Plan.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011.

The following table sets out our consolidated income (loss) for the periods indicated:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
General and administrative	18,222	17,780
Professional fees	25,883	33,769
Other Income (Expense)	174,541	(13,152)
Net Income (Loss)	130,436	(64,701)

Revenues

We have had no operating revenues since our inception on January 4, 2005 to June 30, 2012.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

Our general and administrative expenses in the three months ended June 30, 2013 increased to $18,222 from $17,780 for the same period of 2011. General and administrative costs consist primarily of insurance expense and office lease costs.

Professional Fees

In the three months ended June 30, 2012, we incurred professional fees of $25,883, compared to $33,769 for the same period of 2011. The decrease is primarily related to a reduction in the activities of the contract accountants providing general operating support, and that audit fees and legal services have declined due to limited activities.

Other Income (Expense)

In the three months ended June 30, 2012, other income (expense) was $174,541, compared to $(13,152) for the same period in 2011. Other income (expense) consisted of a gain on extinguishment of debt in the amount of $180,955, a gain on the sale of laboratory supplies of $1,985, offset by interest expense of $8,399 in 2012, while 2011 consisted of interest expense.

Net Income (Loss)

As a result of the above, our net income for the three months ended June 30, 2012 was $130,436 compared to a loss of $64,701 for the same period of 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011.

The following table sets out our consolidated income (loss) for the periods indicated:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
General and administrative	33,808	34,228
Professional fees	40,023	51,236
Other Income (Expense)	168,565	(24,080)
Net Income (Loss)	94,734	(109,544)

Revenues

We have had no operating revenues since our inception on January 4, 2005 to June 30, 2012.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

Our general and administrative expenses in the six months ended June 30, 2012 decreased to $33,808 from $34,228 for the same period of 2011. General and administrative costs consist primarily of insurance expense and office lease costs.

Professional Fees

In the six months ended June 30, 2012, we incurred professional fees of $40,023, compared to $51,236 for the same period of 2011. The decrease is primarily related to a reduction in the activities of the contract accountants providing general operating support, and that audit fees and legal services have declined due to limited activities.

Other Income (Expense)

In the six months ended June 30, 2012, other income (expense) was $168,565, compared to $(24,080) for the same period in 2011. Other income (expense) consisted of a gain on extinguishment of debt in the amount of $180,955, a gain on the sale of laboratory supplies of $1,985, offset by interest expense of $14,375 in 2012, while 2011 consisted of interest expense.

Net Income (Loss)

As a result of the above, we had net income of $94,734 for the six months ended June 30, 2012, compared to a net loss of $109,544 for the same period of 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had no cash and a working capital deficit of $866,410.  Our planned expenditures over the next 12 months are expected to amount to approximately $450,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities.

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

Cash Used in Operating Activities

Cash used in operating activities in the six months ended June 30, 2012 was $28,506, compared to $81,971 for the same period of 2011. In 2012 and 2011, operating activities used cash primarily for insurance, storage of our equipment, and payment to our outside auditors. We anticipate that cash used in operating activities will be limited over the balance of 2012 as we move forward with limited operations.  We have funded our operations primarily from the sale of excess laboratory equipment and from the issuance of our common stock, and expect to continue efforts to raise additional capital through the sale equipment and stock.

Cash Provided by Investing Activities

In the six months ended June 30, 2012, investing activities generated cash of $1,985 from the sale of laboratory supplies having no cost basis, compared to no cash in the same period of 2011.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and issuance of convertible promissory notes.  In the six months ended June 30, 2012, we had net proceeds of $26,521 consisting of advances under convertible promissory notes in the amount of $106,200, offset by $79,679 in payments on promissory notes, compared to net proceeds of $81,971 for the same period of 2011 from the proceeds of convertible promissory notes in the amount of $86,817, offset by promissory note payments of $4,846.

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

Stock-Based Compensation

We account for our stock option plan primarily under the recognition and measurement principles of FASB ASC 718, “Compensation – Stock Compensation”. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in ASC 718. We recorded no stock-based compensation expense during the six months ended June 30, 2012 as none of the outstanding options vested during the period.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company has not begun remediation efforts to correct the previously disclosed material weakness (as defined in Rule 13a-15(d) under the Exchange Act) reported on the Company’s Form 10-K filed for the period ended December 31, 2011 due to limited staffing and liquidity constraints.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1A.

Risk Factors

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities

We did not issue any shares of our common stock during the six month period ended June 30, 2012.

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

* XBRL information is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

__________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLCYTE GENETICS CORPORATION
Dated: August 13, 2012. Per:	/s/ “John M. Fluke, Jr.” John M. Fluke, Jr. Interim Principal Executive Officer

__________