Form 10-Q
period 2012-09-30
CELLCYTE GENETICS CORP
filed 2012-11-14
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   82,329,481 shares of common stock outstanding as of November 13, 2012.

- - 2 - -

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended September 30, 2012

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2012 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-Q:

Description	Page
Interim Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011:	3
Interim Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2012 and 2011 and for the period from January 4, 2005 (Date of Inception) to September 30, 2012:	4
Interim Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011 and for the period from January 4, 2005 (Date of Inception) to September 30, 2012:	5
Condensed Notes to Interim Consolidated Financial Statements:	6

__________

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Prepaid expenses and deposits	$15,521	$8,675
Total Current Assets	15,521	8,675

OTHER ASSETS
Furniture and equipment, net of depreciation	1,081	7,009
Intellectual property, net of amortization	18,094	23,722
Total Other Assets	19,175	30,731

TOTAL ASSETS	$34,696	$39,406

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$630,006	$597,246
Accrued expenses	109,635	91,641
Due to related parties	140,704	140,704
Note payable - current portion	9,568	254,570
Total Current Liabilities	889,913	1,084,161

LONG TERM LIABILITIES
Convertible notes - related party	326,579	196,834
Total Long Term Liabilities	326,579	196,834

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
82,329,481 shares issued and outstanding, respectively	82,329	82,329
Additional paid in capital	11,734,022	11,734,022
Common stock purchase warrants	49,154	49,154
Deficit accumulated during development stage	(13,047,301)	(13,107,094)
Total Stockholders' Deficit	(1,181,796)	(1,241,589)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$34,696	$39,406

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					From Inception
	For the Three Months Ended		For the Nine Months Ended		(January 4, 2005)
	September 30,		September 30,		to September 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	-	-	-	1,678,107
General and administrative	16,492	14,796	50,299	49,024	2,576,931
Professional fees	9,435	13,331	49,458	64,567	1,872,916
Research, development and laboratory	-	-	-	-	1,296,619
Salaries and benefits	-	-	-	-	1,457,524
Stock-based compensation	-	-	-	-	3,025,776
Total Operating Expenses	25,927	28,127	99,757	113,591	11,907,873
					-
LOSS FROM OPERATIONS	(25,927)	(28,127)	(99,757)	(113,591)	(11,907,873)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	32,513
Interest and finance charges	(9,014)	(14,506)	(23,389)	(38,586)	(320,592)
Impairment of intellectual property	-	-	-	-	(568,913)
Impairment of tenant improvements	-	-	-	-	(383,535)
Gain on extinguishment of debt	-	-	180,955	-	234,502
Gain (loss) on disposal of furniture and equipment	-	-	1,985	-	(133,403)
Total Other Income (Expense)	(9,014)	(14,506)	159,551	(38,586)	(1,139,428)

LOSS BEFORE TAXES	(34,941)	(42,633)	59,794	(152,177)	(13,047,301)

INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$(34,941)	$(42,633)	$59,794	$(152,177)	$(13,047,301)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES:
Basic	82,329,481	74,556,405	82,329,481	74,556,405
Diluted	82,329,481	74,556,405	88,964,581	74,556,405

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

			From Inception
	For the Nine Months Ended		(January 4, 2005)
	September 30,		to September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$59,794	$(152,177)	$(13,047,301)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	5,628	5,628	128,521
Depreciation of furniture and equipment	5,928	6,136	553,175
Stock-based compensation	-	-	3,025,776
Non-cash services	-	-	1,005,082
Amortization of discount on note	450	450	1,650
Warrant issued for legal services	-	-	46,154
Accounts payable paid with common stock	-	-	144,103
Non-cash beneficial conversion right	-	-	36,400
Non-cash impairment of intellectual property	-	-	568,913
Non-cash impairment of tenant improvements	-	-	383,535
Expenses paid by stockholder	-	-	32,755
Accrued interest reduced in settlement	1,385		1,385
Accounts payable reduced in lease settlement	-	-	520,788
Gain on extinguishment of debt	(180,955)	-	(234,502)
Loss on disposal of furniture and equipment	(1,985)	-	133,403
Decrease (increase) in assets
Prepaid expenses and deposits	15,279	16,125	6,604
Increase (decrease) in liabilities
Accounts payable	31,965	22,053	539,783
Accrued interest	-	-	82,088
Accrued expenses	17,994	13,909	109,635
Net cash used by operating activities	(44,517)	(87,876)	(5,962,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	-	-	(715,528)
Cash from sales of equipment	1,985	-	109,450
Furniture and equipment acquisiton, net	-	-	(1,327,070)
Cash acquired on reverse acquistion	-	-	1,429
Net cash provided (used) by investing activities	1,985	-	(1,931,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	131,800	100,065	1,278,832
Proceeds from convertible note allocated to warrant	-	-	3,000
Advances from related party	-	-	112,625
Payments on note payable	(89,268)	(12,189)	(156,574)
Proceeds from sale of common stock	-	-	6,655,889
Net cash provided by financing activities	42,532	87,876	7,893,772

Net increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$15,808	$50,142

NON CASH INVESTING AND FINANCING ACTIVITES
Expenses paid by stockholders	$-	$-	$6,465
Issuance of common stock for accounts payable	$-	$-	$103,459
Note payable to related party converted to common stock	$-	$-	$36,400
Issuance of note for insurance	$21,332	$22,125	$90,332
Issuance of note in exchange for accounts payable	$-	$-	$275,000

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company’s financial statements include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results may differ from those estimates.

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on previously reported losses, total assets or stockholders equity.

NOTE 2 – INTELLECTUAL PROPERTY

As of December 31, 2011, the Company had $70,002 of capitalized patents. Through September 30, 2012, the Company did not incur any additional costs for its intellectual property. The Company amortizes patents over the remaining life of the patents, which ranges from 7 to 17 years.

Intellectual property at September 30, 2012 and December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011
Patents	$70,002	$70,002
Accumulated amortization	(51,908)	(46,280)
Patents, net	$18,094	$23,722

NOTE 3 – PROPERTY AND EQUIPMENT

As of September 30, 2012 and December 31, 2011, the Company had a remaining cost basis of $120,745 in laboratory, computer and office equipment. During the nine months ended September 30, 2012, the Company did not sell or otherwise dispose of any of its property and equipment. However, during 2012 the Company sold several small items of equipment and supplies that had previously been expensed and recorded a gain on the sale of these items of $1,985.

Property and equipment as of September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
Laboratory equipment	$40,935	$40,935
Computer and office equipment	79,810	79,810
Accumulated depreciation	(119,664)	(113,736)
Property and equipment, net	$1,081	$7,009

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $5,928 and $6,136, respectively.

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

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 82,329,481 shares of its common stock at September 30, 2012 and December 31, 2011.

During the nine month period ended September 30, 2012, the Company did not issue any shares of its common stock for services.

On May 11, 2011, the Company filed a post-effective amendment to its registration statement on Form S-8 with the Securities and Exchange Commission to register an additional 20,000,000 shares of its common stock for issuance under its 2009 Stock Incentive Plan for Employees and Consultants. On September 1, 2011 the Company filed an additional post-effective amendment to further increase the total number of registered shares by an additional 40,000,000 shares, bringing the total shares registered under this Form S-8 to 106,000,000 shares.

Common Stock Warrants

The Company did not issue any common stock purchase warrants during the nine month period ended September 30, 2012. Warrants outstanding are as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2010	919,230	$0.06	3.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2011	919,230	0.06	2.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, September 30, 2012	919,230	$0.06	1.87 years

Common Stock Options

The Company did not grant any stock options for shares of its common stock during the nine months ended September 30, 2012.

The Company’s stock option activity for the nine month period ended September 30, 2012 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2010	34,445,000	$0.109	3.95 years
Options granted	19,500,000	0.0113
Options exercised	-	-
Options cancelled and expired	-	-
Balance, December 31, 2011	53,945,000	0.069	3.63 years
Options granted	-	-
Options exercised	-	-
Options cancelled and expired	(775,000)	1.50
Balance, September 30, 2012	53,170,000	$0.049	2.93 years

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

The following table sets forth the calculation of basic and diluted earnings per share for the three month and nine month periods ended September 30, 2012 and 2011. Basic and diluted earnings per share were the same for all periods shown except the nine month period ended September 30, 2012, as including common stock equivalents in the calculation of diluted earnings per share would have been anti-dilutive.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income (Loss)	$(34,941)	$(42,633)	$59,794	$(152,177)
Common shares Outstanding – Basic	82,329,481	74,556,405	82,329,481	74,556,405

Earnings Per Share – Basic	$0.00	$(0.00)	$0.00	$(0.00)

Effect of Dilutive Securities
Options	-	-	6,635,100	-
Convertible Notes	-	-	-	-

Common Shares Outstanding – Diluted	82,329,481	74,556,405	88,964,581	74,556,405

Earnings Per share – diluted	$0.00	$(0.00)	$0.00	$(0.00)

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

During the nine months ended September 30, 2012, a stockholder of the Company advanced a total of $131,800 under a convertible promissory note to help pay for certain operating and debt service costs. The total outstanding on the promissory note at September 30, 2012 is $288,694 and bears interest at the annual rate of eight percent. All interest and principal is due on January 24, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.024 per share.

During the nine months ended September 30, 2012, the Company repaid $2,505 to a second stockholder under a convertible promissory note.  The total remaining outstanding on the promissory note at September 30, 2012 was $14,235 and bears interest at the annual rate of eight percent. All interest and principal is due on August 17, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.02 per share.

The total of these convertible promissory notes have been reclassified from short term liabilities to long term liabilities in the December 31, 2011 balance sheet to better reflect the nature of these promissory notes and to conform to the presentation as of September 30, 2012.

Stockholder Advances

During the year ended December 31, 2007 a stockholder of the Company paid various outstanding payables on behalf of the Company. As of September 30, 2011 the Company owed this stockholder $107,949.  These advances are unsecured, non-interest bearing with no set terms of repayment.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 14, 2012. There was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to, or disclosure in, the accompanying consolidated financial statements.

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

The following discussion of our plan of operations, results of operations and financial condition as of and for the nine months ended September 30, 2012 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the nine months ended September 30, 2012 included in this Quarterly Report, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2011, including our annual audited financial statements set forth therein.

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

Our plan of operations under our Interim Operating Plan for the next 12 months is to:

(a)

perform the work specified by our Interim Operating Plan under recently executed contracts with our scientists and manufacturing consultants.

(b)

apply for State and Federal research grants to develop specific configurations and applications of our bioreactor device.

 (c)

support the beta testing of our bioreactor device as specified in our agreements with independent research laboratories to maximize the possibility that such labs will adopt our bioreactor technology to satisfy their cell expansion needs.

(d)

continue small scale manufacturing of our cell expansion culture chambers, as needed, to maintain an adequate supply of bioreactors for the academic and institutional research organizations with which we have beta testing collaboration agreements.

(e)

locate and occupy new office, lab and manufacturing space if required to execute our Interim Operating Plan.

Over the next 12 months, we anticipate that we will require an aggregate of $450,000 in cash and stock-based compensation to cover expenses and debt service, including certain accounts payable, as follows:

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

(e)

$125,000 for legal expenses related to general corporate matters, and accounting expenses related to quarterly reviews and annual audits; and

(f)

$75,000 for salaries and consulting; and

During the next 12 months we anticipate that we will generate minimal non-recurring engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology.  We have no cash and cash equivalents and a working capital deficit of $874,392 at September 30, 2012.  We presently do not have sufficient cash to fund our operations, and have curtailed substantially all activities, other than those called for by the execution of our Interim Operating Plan.

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

Results of Operations

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011.

The following table sets out our consolidated loss for the periods indicated:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
General and administrative	(16,492)	(14,796)
Professional fees	(9,435)	(13,331)
Other Expense	(9,014)	(14,506)
Net Loss	$ (34,941)	$ (42,633)

Revenues

We have had no operating revenues since our inception on January 4, 2005 to September 30, 2012.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

Our general and administrative expenses in the three months ended September 30, 2012 increased to $16,492 from $14,796 for the same period of 2011, primarily due to increased licensing fees recorded during the period.

Professional Fees

In the three months ended September 30, 2012, we incurred professional fees of $9,435, compared to $13,331 for the same period of 2011. The decrease is primarily related to a reduction in the activities of the contract accountants providing general operating support, and that audit fees and legal services have declined due to limited activities.

Other Expense

In the three months ended September 30, 2012, other expense was $9,014, compared to $14,506 for the same period in 2011. Other expense consists primarily of interest expense on the note payable to our previous landlord, and the convertible notes to our stockholders.

Net Loss

As a result of the above, our net loss for the three months ended September 30, 2012 was $34,941, compared to a net loss of $42,633 for the same period of 2011.

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011.

The following table sets out our consolidated loss for the periods indicated:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
General and administrative	(50,299)	(49,024)
Professional fees	(49,458)	(64,567)
Other Income (Expense)	159,551	(38,586)
Net Income (Loss)	$ 59,794	$ (152,177)

Revenues

We have had no operating revenues since our inception on January 4, 2005 to September 30, 2012.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

Our general and administrative expenses in the nine months ended September 30, 2012 increased slightly to $50,299 from $49,024 for the same period of 2011, primarily due to recording higher licensing costs in 2012.

Professional Fees

In the nine months ended September 30, 2012, we incurred professional fees of $49,458, compared to $64,567 for the same period of 2011. The decrease is primarily related to a reduction in the activities of the contract accountants providing general operating support, and that audit fees and legal services have declined due to limited activities.

Other Income (Expense)

In the nine months ended September 30, 2012, other income was $159,551, compared to other expense of $(38,586) for the same period in 2011. Other income (expense) consisted primarily of a gain on extinguishment of debt in the amount of $180,955, a gain on the disposal of equipment of $1,985, offset by interest expense of $23,389 in 2012.  Other income (expense) consisted of interest expense in 2011.

Net Income (Loss)

As a result of the above, we had net income for the nine months ended September 30, 2012 in the amount of $59,794, compared to a net loss of $152,177 for the same period of 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had no cash and a working capital deficit of $874,392.  Our planned expenditures over the next 12 months are expected to amount to approximately $450,000, and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities.

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

Cash Used in Operating Activities

Cash used in operating activities in the nine months ended September 30, 2012 was $44,517, compared to $87,876 for the same period of 2011.  In 2012 and 2011, operating activities used cash primarily for insurance, storage of our equipment, and payment to our outside auditors.  We anticipate that cash used in operating activities will be limited over the balance of 2012 as we move forward with limited operations.  We have funded our operations primarily from the sale of excess laboratory equipment and from the issuance of our common stock, and expect to continue efforts to raise additional capital through the sale equipment and stock.

Cash Provided by Investing Activities

In the nine months ended September 30, 2012, investing activities generated cash of $1,985 from the sale of excess equipment and supplies, compared to generating no cash in the same period of 2011.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and issuance of convertible promissory notes.  In the nine months ended September 30, 2012, we had net proceeds of $42,532 consisting of advances under convertible promissory notes in the amount of $131,800 offset by $89,268 in payments on promissory notes, compared to net proceeds of $87,876 for the same period of 2011 consisting of the proceeds of convertible promissory notes in the amount of $100,065, offset by promissory note payments of $12,189.

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

Stock-Based Compensation

We account for our stock option plan primarily under the recognition and measurement principles of FASB ASC 718, “Compensation – Stock Compensation”. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in ASC 718. We recorded no stock-based compensation expense during the nine months ended September 30, 2012 as none of the outstanding options vested during the period.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company has not begun remediation efforts to correct the previously disclosed material weakness (as defined in Rule 13a-15(d) under the Exchange Act) reported on the Company’s Form 10-K filed for the period ended December 31, 2011 due to limited staffing and liquidity constraints

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1A.

Risk Factors

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities

We did not issue any shares of our common stock during the nine month period ended September 30, 2012.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosure

Not Applicable

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

CELLCYTE GENETICS CORPORATION
Dated: November 14, 2012. Per:	/s/ “John M. Fluke, Jr.” John M. Fluke, Jr. Interim Principal Executive Officer

__________