Form 10-K
period 2012-12-31
CELLCYTE GENETICS CORP
filed 2013-04-12
CIK 1325279

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012

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

Non-Accelerated Filer

Smaller Reporting Company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     No

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates, computed by reference to the closing price of the common stock as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,004,412 based upon the closing price of such common stock on the OTC Bulletin Board of $0.0122.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  82,329,481 shares of common stock as of April 11, 2013.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

28

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

29

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

29

PART IV

29

ITEM 15.

EXHIBITS

29

SIGNATURES

31

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2012 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

Our initial collaborative research agreement was signed on September 9, 2010 with the Fred Hutchison Cancer Research Center in Seattle, Washington. Joint research activities under this agreement are expected to continue through-out 2013.

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

Research and Development

During the years ended December 31, 2012 and 2011, we incurred no direct research and development costs. During these periods we compensated our researchers through the issuance of stock options. As these stock options vested, the related expense has been recorded as stock compensation expense. At December 31, 2012 and 2011, the Company had $70,002 of capitalized patents, which are being amortized over their useful lives.

During 2012, we did not have any employees and our consultants were primarily focused on developing modifications to our technology, and establishing collaboration agreements with research laboratories. Over the next twelve months, we intend to focus our efforts in expanding our proof-of-concept collaborations around the cell expansion and maintenance technology, allowing us to bring these products to market and generate revenues for our company.

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

Our independent registered public accounting firm, MartinelliMick PLLC, state in their audit report attached to our audited consolidated financial statements for the year ended December 31, 2012, that, since we have sustained operating losses since inception, have limited cash resources, have not generated any revenues to-date, these factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our Company.

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

•

potential lawsuits;

•

our ability to develop and successfully demonstrate our technology;

•

our ability to patent or obtain licenses to necessary technology for derivative products, should such become necessary;

•

competition in our industry;

•

price and volume fluctuations in the stock market at large that are unrelated to our operating performance; and

•

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

Quarter Ended	High Bid	Low Bid
March 31, 2011	$0.020	$0.020
June 30, 2011	$0.010	$0.010
September 30, 2011	$0.007	$0.007
December 31, 2011	$0.010	$0.010
March 31, 2012	$0.025	$0.025
June 30, 2012	$0.012	$0.012
September 30, 2012	$0.010	$0.010
December 31, 2012	$0.014	$0.014

On April 8, 2013, the closing sales price of our shares of common stock on the OTCBB was $0.0144 per share.

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

We have not declared any dividends.  We do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plans

The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders(1)	54,089,230	$0.049	38,280,000
Equity Compensation Plans Not Approved by Security Holders	-	-	-

(1)

During the year ended December 31, 2012, we granted no options. During the year ended December 31, 2011 we granted options to acquire 19,500,000 shares of our common stock at a price of $0.0113 per share pursuant to our Revised 2009 Stock Incentive Plan for Employees and Consultants.

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our plan of operations, results of operations and financial condition should be read in conjunction with our audited financial statements for the years ended December 31, 2012 and 2011, and the section of this Annual Report entitled “Description of Business”.

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

(f)

$75,000 for salaries and consulting.

During the next 12 months, we anticipate that we will generate minimal non-recurring engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology.  We had no cash and cash equivalents and a working capital deficit of $325,565 at December 31, 2012.  We presently do not have sufficient cash to fund our operations, and have curtailed substantially all activities, other than those called for by the execution of our Interim Operating Plan.

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

Results of Operations

The following table sets forth selected financial information relating to our company for the periods indicated:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues	$ -	$ -
Operating expenses
General and administrative	(74,778)	(66,533)
Professional fees	(57,882)	(76,478)
Stock-based compensation	-	(163,800)
Other income (expense), net	718,487	(52,591)
Net income (loss)	$ 585,827	$ (359,402)

We have been funding our operations primarily by way of private placements of shares of our common stock and the issuance of convertible promissory notes.  We will require additional capital to meet our immediate and long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. In 2012 we recognized a substantial gain from the extinguishment of certain of our debt, which resulted in net income for the year.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

We have had no operating revenues since our inception on January 4, 2005, to December 31, 2012.  We anticipate that we will not generate any significant revenues for so long as we are a development stage company.

General and Administrative Expenses

Our general and administrative expenses in the year ended December 31, 2012 increased to $74,778 from $66,533 in 2011, primarily as a result of an increase in the cost of our liability insurance, an increase in rent and related operating costs.

Professional Fees

In the year ended December 31, 2012, we incurred professional fees of $57,882, compared to $76,478 in 2011, primarily as a result of the reduction in legal fees associated with the settlement of various legal matters, and a decrease in outside accounting and auditing fees.

Stock-Based Compensation

In the year ended December 31, 2012, we incurred no stock-based compensation expense, compared to $163,800 in 2011. No options were issued in 2012 to compensate our consultants and Board members for their work on our behalf.

Other Income (Expense), net

In the year ended December 31, 2012, other income of $718,487 was primarily related to the settlement of several outstanding notes and accounts payable, offset by interest and finance charges, whereas other expense of $52,591 in 2011 consisted of interest and finance charges.

Net Income (Loss)

As a result of the above, we had net income in the amount of $585,827 for the year ended December 31, 2012, compared to a net loss of $359,402 in 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had no cash and a working capital deficit of $325,565.  Our planned expenditures over the next twelve months are expected to amount to approximately $450,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities. We will require additional financing in order to pursue our plan of operations for the next twelve months.  There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.  If we are unable to obtain additional financing, we may have to reduce or abandon our business activities and plan of operations.

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

Cash Used in Operating Activities

Cash used in operating activities in the year ended December 31, 2012, was $78,372, compared to $144,304 in the year ended December 31, 2011.  Cash used for operating activities in 2012 and 2011 was primarily limited to debt service, directors and officers insurance, month-to-month facility lease, and outside accounting services.

Cash Provided by Investing Activities

In the year ended December 31, 2012, investing activities provided cash of $1,985, compared to providing no cash in the year ended December 31, 2011. Cash was primarily provided by selling excess equipment to help fund our operations during 2012.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and the issuance of convertible debt.  In the year ended December 31, 2012, financing activities provided cash in the amount of $76,387, compared to providing cash in the amount of $144,304 in the year ended December 31, 2011.

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

During the first quarter of 2012, we entered into further negotiations with our previous landlord whereby we settled the entire amount of principal and interest outstanding on the Note for a final payment of $75,000. A Stipulation and Order of Dismissal was submitted to the Superior Court of Washington on March 16, 2012, and was approved by the Court on June 25, 2012, at which time the funds were released to the landlord. As a result of this settlement, we recorded a gain of $180,955 on the extinguishment of the debt to our landlord.

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

Stock-Based Compensation

We account for our stock option plan primarily under the recognition and measurement principles of FASB ASC 718, “Compensation – Stock Compensation” Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in ASC 718. We recorded no stock-based compensation expense during the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, which amends ASC Topic 220, Comprehensive Income and requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that entities present either on the face of the income statement or as a separate note to the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income. If a component is not required to be reclassified to net income in its entirety, entities are required to cross reference to the related footnote for additional information. For public companies, the standard is effective for fiscal years and interim periods beginning after December 15, 2012.

In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements.” ASU 2012-04 contains certain technical corrections and conforming fair value amendments to the FASB Accounting Standards Codification. The amendments that do not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance will be effective for public entities for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 will not have a material impact on our results of operations or our financial position.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012. The Company will adopt this ASU for its 2013 impairment testing. The Company does not expect the adoption of this ASU to have a material impact, if any, on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 8.

FINANCIAL STATEMENTS

We have filed as part of this Annual Report our audited financial statements as of and for the years ended December 31, 2012 and 2011, and the related notes to these financial statements. These financial statements are set forth in this Annual Report beginning on page F-1 below, and are incorporated by reference in this Item 8.

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

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by CellCyte Genetics Corporation’s management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of CellCyte Genetics Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2012, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that CellCyte Genetics Corporation’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, CellCyte Genetics Corporation believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, CellCyte Genetics Corporation’s financial condition as of December 31, 2012 and 2011, and results of its operations and cash flows for the years ended December 31, 2012 and 2011, in conformity with United States generally accepted accounting principles (GAAP).

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

CellCyte Genetics Corporation’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, CellCyte Genetics Corporation’s management has concluded that, as of December 31, 2012, CellCyte Genetics Corporation’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) during the year ended December 31, 2012 that may  materially affect, or is reasonably likely to materially affect, our internal control over financial reporting. We have previously disclosed the suspension of a significant portion of the Company’s operations, and the appointment of the Audit Committee Chairman, previously an independent director, as the Interim Principal Executive Officer.

ITEM 9B.

OTHER INFORMATION

Not applicable.

__________

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the end of the fiscal year covered by this Annual Report are as follows:

Name and Municipality of Residence	Age	Current Office with CellCyte Genetics Corporation	Director or Officer Since
Randy A. Lieber Issaquah, Washington, USA	56	Principal Accounting Officer and a director	November 24, 2008
John M. Fluke, Jr. Bellevue, Washington, U.S.A.	70	Interim Principal Executive Officer and a director	June 1, 2007
Dr. Douglas P. Cerretti, PhD Shoreline, Washington, U.S.A.	62	President	July 24, 2010

The following is a description of the business background of the directors and executive officers of our company:

John M. Fluke, Jr. – Interim Principal Executive Officer and a director

Mr. Fluke, age 70, is the Chairman of Fluke Capital Management, LP; the Fluke family's investment and trust management company. He founded the company in 1976. Mr. Fluke graduated from the University of Washington in 1964, with a Bachelor of Science Degree in Electrical Engineering, and received his Master's Degree in Electrical Engineering from Stanford University in 1966.

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

Randy A. Lieber – Principal Accounting Officer and a director

Mr. Lieber, age 56, is a senior financial professional with more than 30 years of experience working with both public and private companies. He is also the Chief Financial Officer of Blink Interactive, Inc., a user experience, research and design firm based in Seattle, WA.

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

Douglas Pat Cerretti, PhD – President

Dr. Cerretti, age 62, is a biopharmaceutical research scientist with experience in drug development in inflammation and cancer.  From 1984 to 2002, he served with Immunex, and, after Immunex’ acquisition in 2002, with Amgen in positions ranging from Staff Scientist through Scientific Director. Dr. Cerretti retired from Amgen in 2007. He is the author or co-author of more than 100 scientific publications and has over 40 issued US Patents to his name.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based upon these forms, our officers, directors and ten percent stockholders were in compliance during the fiscal year ended December 31, 2012.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our Principal Executive and Accounting Officers. No other executive officer earned more than $100,000 in 2012 or 2011 (the “Named Executive Officers”). During 2012 there was no compensation provided. Compensation for stock grants reflect the estimated fair value of our common stock on the date of issuance, while the compensation for stock option awards is calculated using the Black-Scholes model, using the assumptions discussed in the notes to our financial statements, and recognized over the vesting period.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
John M. Fluke, Jr., Principal Executive Officer	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -
Randy Lieber, Principal Accounting Officer	2012 2011	- -	- -	- 45,200	- -	- -	- -	- -	- 45,200
Douglas P. Cerretti, President	2012 2011	- -	- -	- -	- 33,600	- -	- -	- -	- 33,600

Stock Options

John M. Fluke, Jr. became our Interim Principal Executive Officer during 2008. During 2012, Mr. Fluke received no stock options. During 2011, Mr. Fluke was granted options to purchase 6,000,000 shares of common stock at a price of $0.0113 per share as compensation for his activities on the Board of Directors.

Randy A. Lieber became our Principal Accounting Officer during 2008. During 2012, Mr. Lieber received no stock options. During 2011, Mr. Lieber was granted options to purchase 6,000,000 shares of common stock at an exercise price of $0.0113 per share as compensation for his activities on the Board of Directors.

Dr. Douglas P. Cerretti became our President during 2010. During 2012, Dr. Cerretti received no stock options. During 2011, Dr. Cerretti was granted options to purchase 4,000,000 shares of common stock at an exercise price of $0.0113 per share as compensation for his activities as our President and Chief Science Officer.

Stock Option Plans

In connection with the CellCyte acquisition, on March 30, 2007, our Board of Directors adopted a 2007 Stock Option/Restricted Stock Plan (the “2007 Plan”).  The following summary of the 2007 Plan is not complete and is qualified in its entirety by reference to the 2007 Plan, a copy of which has been filed with the SEC.

The purpose of the 2007 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success of our company’s business.  The number of shares approved for issuance under the 2007 Plan was 5,450,000 shares, of which 960,000 have been granted and are outstanding as of December 31, 2012.  If an award under the 2007 Plan should expire or become unexercisable for any reason and without having been exercised in full, or surrendered pursuant to an option exchange program, then the shares that were subject to such expiration or unexercised award shall again become available for future grant under the 2007 Plan.  The 2007 Plan is administered by our company’s Board of Directors or a committee appointed by the Board.  The term of the 2007 Plan is ten years from the date of its adoption by the Board.

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

Under the 2009 Plan, as amended, we have reserved and registered 86,000,000 shares of our common stock to be used as compensation to employees and contractors for services rendered. As of December 31, 2012, we had issued 18,409,636 shares of our common stock and had outstanding stock option grants for 52,210,000 shares of our common stock.

See Note 5 to our Consolidated Financial Statements for additional information regarding the total number of equity awards outstanding, and the significant assumptions used in their valuation.

Director Compensation

We pay our directors for their services as directors in restricted stock grants and/or options for unrestricted common stock.  The following table sets forth information about compensation paid to our directors in 2012:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
John M. Fluke, Jr.	-	-	-	-	-	-	-
Randy A. Lieber	-	-	-	-	-	-	-

During 2012, Mr. Fluke and Mr. Lieber were not compensated for their Board representation.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock held by him, except as otherwise indicated. As of April 11, 2013, there are 82,329,481 shares of common stock issued and outstanding.

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 11, 2013. As of April 11, 2013, there were 82,329,481 shares issued and outstanding. In addition, stockholders listed above hold 45,650,000 options to purchase common stock that are included in the beneficial ownership calculation.

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

During 2012, our Board members advanced a total of $151,387 to help cover general operating costs.

Material Contracts

None.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

We engaged MartinelliMick PLLC, Certified Public Accountants, as our independent auditors effective November 1, 2011.  The following table provides information relating to the fees we paid to our independent auditors and our predecessor auditors for the periods indicated:

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011
Audit Fees	$20,000	$51,500
Audit-related Fees	-	-
Tax Fees	-	-
All other Fees	-	-

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

April 12, 2013
John M. Fluke, Jr., Director

Date

/s/ Randy Lieber

April 12, 2013
Randy Lieber, Director

Date

CELLCYTE GENETICS CORPORATION

(a Development Stage Company)

Consolidated Financial Statements

December 31, 2012

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

CELLCYTE GENETICS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CellCyte Genetics Corporation

We have audited the accompanying consolidated balance sheets of CellCyte Genetics Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period January 4, 2005 (inception) to December 31, 2012. CellCyte Genetics Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CellCyte Genetics Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and for the period January 4, 2005 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MartinelliMick PLLC

MartinelliMick PLLC

Spokane, Washington

April 12, 2013

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Prepaid expenses and deposits	$9,403	$8,675
Total Current Assets	9,403	8,675

OTHER ASSETS
Furniture and equipment, net of depreciation and impairment	-	7,009
Intellectual property, net of amortization and impairment	16,218	23,722
Total Other Assets	16,218	30,731

TOTAL ASSETS	$25,621	$39,406

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$73,009	$597,246
Accrued expenses	118,850	91,641
Due to related parties	140,704	140,704
Note payable - current portion	2,405	428,204
Total Current Liabilities	334,968	1,257,795

LONG TERM LIABILITIES
Convertible notes - related party	346,415	23,200
Total Long Term Liabilities	346,415	23,200

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
82,329,481 shares issued and outstanding, respectively	82,329	82,329
Additional paid in capital	11,734,022	11,734,022
Common stock purchase warrants	49,154	49,154
Deficit accumulated during development the stage	(12,521,267)	(13,107,094)
Total Stockholders' Deficit	(655,762)	(1,241,589)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,621	$39,406

The accompanying notes are an integral part of these consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
	Year Ended		(January 4, 2005)
	December 31,		to December 31,
	2012	2011	2012

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	-	1,678,107
General and administrative	74,778	66,533	2,601,409
Professional fees	57,882	76,478	1,881,340
Research, development and laboratory	-	-	1,296,619
Salaries and benefits	-	-	1,457,524
Stock-based compensation	-	163,800	3,025,776
Total Operating Expenses	132,660	306,811	11,940,775

LOSS FROM OPERATIONS	(132,660)	(306,811)	(11,940,775)

OTHER INCOME (EXPENSE)
Interest income	-	-	32,512
Interest and finance charges	(33,037)	(52,591)	(330,239)
Impairment of intellectual property	-	-	(568,913)
Impairment of tenant improvements	-	-	(383,535)
Gain on extinguishment of debt	749,539	-	803,086
Gain (loss) on disposal of furniture and equipment	1,985	-	(133,403)
Total Other Income (Expense)	718,487	(52,591)	(580,492)

INCOME (LOSS) BEFORE TAXES	585,827	(359,402)	(12,521,267)

INCOME TAXES	-	-	-

NET INCOME (LOSS)	$585,827	$(359,402)	$(12,521,267)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)

WEIGHTED AVERAGE COMMON SHARES:
Basic	82,329,481	75,834,171
Diluted	88,791,019	75,834,171

The accompanying notes are an integral part of these consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 4, 2005)
	Year Ended December 31,		to December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$585,827	$(359,402)	$(12,521,267)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	7,504	7,504	130,397
Depreciation of furniture and equipment	7,009	8,181	554,256
Stock-based compensation	-	163,800	3,025,776
Non-cash services	-	47,192	1,005,082
Amortization of discount on note	600	600	1,800
Warrant issued for legal services	-	-	46,154
Accounts payable paid with common stock	-	40,644	144,103
Non-cash beneficial conversion right	-	-	36,400
Non-cash impairment of tennant improvements	-	-	383,535
Non-cash impairment of intellectual property	-	-	568,913
Expenses paid by stockholder	-	-	32,755
Accrued interest reduced in settlement	1,385	-	1,385
Accounts payable written off	(569,812)	-	(569,812)
Accounts payable reduced in lease settlement	-	-	520,788
Gain on extinguishment of debt	(180,955)	-	(234,502)
Loss on disposal of furniture and equipment	(1,985)	-	133,403
Decrease (increase) in assets
Other receivables	-	-	-
Prepaid expenses and deposits	(728)	1,375	(9,403)
Increase (decrease) in liabilities
Accounts payable	45,574	(65,571)	553,392
Accrued interest	-	-	82,088
Accrued expenses	27,209	11,373	118,850
Net cash used by operating activities	(78,372)	(144,304)	(5,995,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	-	-	(715,528)
Cash from sales of equipment	1,985	-	109,450
Furniture and equipment acquisition, net	-	-	(1,327,070)
Cash acquired on reverse acquisition	-	-	1,429
Net cash provided by investing activities	1,985	-	(1,931,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	151,387	144,304	1,298,419
Proceeds from convertible note allocated to warrant	-	-	3,000
Advances from related party	-	-	112,625
Payments on note payable	(75,000)	-	(142,306)
Proceeds from sale of common stock	-	-	6,655,889
Net cash provided (used) by financing activities	76,387	144,304	7,927,627

Net (decrease) increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$31,332	$76,693

NON CASH INVESTING AND FINANCING ACTIVITES
Note payable to related party converted to common stock	$-	-	$36,400
Issuance of note for insurance	$21,332	$22,125	$90,332

The accompanying notes are an integral part of these consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Common	Deficit	Total
			Additional	Stock	Accumulated During	Stockholders'
	Common Stock		Paid-in	Purchase	Development	Equity
	Shares	Amount	Capital	Warrants	Stage	(Deficit)

Initial contribution by founders	37,250,000	$200	$-	$-	$-	$200

Net loss for year ended December 31, 2005	-	-	-	-	(315,030)	(315,030)

Balance, December 31, 2005	37,250,000	200	-	-	(315,030)	(314,830)

Net loss for year ended December 31, 2006	-	-	-	-	(385,639)	(385,639)

Balance, December 31, 2006	37,250,000	200	-	-	(700,669)	(700,469)

Issued on settlement of CGW debts	678,060	678	1,016,410	-	-	1,017,088

Issued in exchange for CGW share purchase warrants	205,000	205	245,795	-	-	246,000

Recapitalization adjustment	17,740,000	54,790	(538,422)	203,000	-	(280,632)

Balance post recapitalization (Note 3)	55,873,060	55,873	723,783	203,000	(700,669)	281,987

Issued for private placement	3,981,165	3,981	4,772,770	1,195,000	-	5,971,751

Stock-based compensation	-	-	1,780,000	-	-	1,780,000

Net loss for year ended December 31, 2007	-	-	-	-	(4,521,196)	(4,521,196)

Balance, December 31, 2007	59,854,225	59,854	7,276,553	1,398,000	(5,221,865)	3,512,542

Issued on exercise of warrants	67,146	67	201,371	-	-	201,438

Reclassification on exercise of warrants	-	-	147,071	(147,071)	-	-

Issued for private placement	840,000	840	146,160	63,000	-	210,000

Issued for services	1,135,247	1,136	491,465	-	-	492,601

Issued for private placement	689,365	689	119,950	51,702	-	172,341

Issued on exercise of warrants	333,862	334	99,825	-	-	100,159

Repricing of warrants	-	-	(367,366)	367,366	-	-

Reclassification on expiration of warrants	-	-	1,618,295	(1,618,295)	-	-

Stock-based compensation	-	-	176,286	-	-	176,286

Beneficial conversion rights of convertible debt	-	-	16,400	-	-	16,400

Net loss for year ended December 31, 2008	-	-	-	-	(5,306,159)	(5,306,159)

Balance, December 31, 2008	62,919,845	62,920	9,926,010	114,702	(10,528,024)	(424,392)

Beneficial conversion rights of convertible debt	-	-	20,000	-	-	20,000

Issued for services	-	-	-	46,154	-	46,154

Issued for services	7,161,462	7,161	392,958	-	-	400,119

Warrant issued with convertible debt	-	-	-	3,000	-	3,000

Issued in conversion of promissory note	1,000,000	1,000	35,400	-	-	36,400

Stock-based compensation	-	-	467,000	-	-	467,000

Expiration of warrants	-	-	114,702	(114,702)	-	-

Net loss for year ended December 31, 2009	-	-	-	-	(1,420,437)	(1,420,437)

Balance, December 31, 2009	71,081,307	71,081	10,956,070	49,154	(11,948,461)	(872,156)

Issued for services	3,475,098	3,475	95,399	-	-	98,874

Stock-based compensation	-	-	438,690	-	-	438,690

Net loss for year ended December 31, 2010	-	-	-	-	(799,231)	(799,231)

Balance, December 31, 2010	74,556,405	74,556	11,490,159	49,154	(12,747,692)	(1,133,823)

Issued for services	7,773,076	7,773	80,063			87,836

Stock-based compensation			163,800			163,800

Net loss for year ended December 31, 2011					(359,402)	(359,402)

Balance, December 31, 2011	82,329,481	82,329	11,734,022	49,154	(13,107,094)	(1,241,589)

Net income for year ended December 31, 2012					585,827	585,827

Balance, December 31, 2012	82,329,481	$82,329	$11,734,022	$49,154	$(12,521,267)	$(655,762)

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

CellCyte Genetics Corporation (the “Company”) is in the development stage, as defined by Financial Accounting Standards Board (“FASB”) ASC 915, “Development Stage Entities”, and its efforts are principally devoted to the commercialization of its cell expansion. To date, the Company has not generated any sales revenues, has incurred ongoing operating expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2012, the Company has accumulated losses of $12,521,267.

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

 Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents.  The Company had no cash or cash equivalents at December 31, 2012.

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

The following table sets forth the calculation of basic and diluted earnings per share for the years ended December 31, 2012 and 2011. Basic and diluted earnings per share were the same for the year ended

December 31, 2011 as including common stock equivalents in the calculation of diluted earnings per share would have been anti-dilutive.

	2012	2011
Net income (loss)	$585,827	$(42,633)
Common shares outstanding – basic	82,329,481	75,834,171

Earnings per share – basic	$0.01	$0.00

Effect of dilutive securities
Options	6,461,538	-
Convertible notes	-	-

Common shares outstanding – diluted	88,791,019	75,834,171

Earnings per share – diluted	$0.01	$0.00

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred losses of $12,521,267 and used $5,995,908 in cash for operating activities from its inception through December 31, 2012. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, which amends ASC Topic 220, Comprehensive Income and requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that entities present either on the face of the income statement or as a separate note to the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income. If a component is not required to be reclassified to net income in its entirety, entities are required to cross reference to the related footnote for additional information. For public companies, the standard is effective for fiscal years and interim periods beginning after December 15, 2012.

In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements.” ASU 2012-04 contains certain technical corrections and conforming fair value amendments to the FASB Accounting Standards Codification. The amendments that do not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance will be effective for public entities for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 will not have a material impact on the Company’s results of operations or financial position.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other”, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012. The Company will adopt this ASU for its 2013 impairment testing. The Company does not expect the adoption of this ASU to have a material impact, if any, on the Company's financial condition, results of operations or cash flows.

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

The Company has recorded no stock-based compensation expense during the year ended December 31, 2012 and $163,800 during the year ended December 31, 2011.

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

The Company amortizes patents (and licenses for the use of patents) over the remaining life of the patents, which ranges from 7 to 17 years.

Intellectual property was as follows as of December 31, 2012 and 2011:

	2012	2011
Patents	$70,002	$70,002
Accumulated amortization	(53,784)	(46,280)

Patents, net	$16,218	$23,722

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line basis over the assets’ estimated useful lives, which are generally three years for computer equipment, three to five years for office equipment, five to seven years for furniture, and five years for laboratory equipment. Tenant improvements are capitalized and amortized over the shorter of the lease term or their estimated useful life. Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $7,009 and $8,181, respectively. During the year ended December 31, 2012, the Company sold or disposed of equipment and supplies with no cost basis and no net book value for total proceeds of $1,985, resulting in a gain on disposal of $1,985.

Property and equipment were as follows as of December 31, 2012 and 2011:

	2012	2011
Laboratory equipment	$40,935	$40,935
Computer and office equipment	79,810	79,810
Accumulated depreciation and amortization	(120,745)	(113,736)
Property and equipment, net	$-	$7,009

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

During the first quarter of 2012, the Company entered into further negotiations with its previous landlord whereby it settled the entire amount of principal and interest outstanding on the Note for a final payment of $75,000. A Stipulation and Order of Dismissal was submitted to the Superior Court of Washington on March 16, 2012, and was approved by the Court on June 25, 2012, at which time the funds were released to the landlord. As a result of this settlement, the Company recorded a gain of $180,955 on the extinguishment of its debt to its landlord.

The Company currently rents office and lab space on a month-to-month basis.

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 82,329,481 shares of its common stock at December 31, 2012 and December 31, 2011, respectively.

During the year ended December 31, 2012, the Company issued no shares of common stock in exchange for services.

Common Stock Warrants

The Company’s common stock purchase warrant activity for the years ended December 31, 2012 and December 31, 2011 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2010	919,230	$0.06	3.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2011	919,230	0.06	2.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2012	919,230	$0.06	1.62 years

Common Stock Options

Effective March 30, 2007, the Company adopted the 2007 Stock Option/Restricted Stock Plan (the “2007 Plan”). The purpose of the 2007 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success the Company’s business.  The number of shares approved for issuance under the 2007 Plan was 5,450,000 shares, of which 960,000 have been granted and are outstanding as of December 31, 2012.  If an award under the 2007 Plan should expire or become unexercisable for any reason and without having been exercised in full or surrendered pursuant to an option exchange program, then the shares that were subject to such expiration or unexercised award shall again become available for future grant under the 2007 Plan.  The 2007 Plan is administered by the Company’s Board of Directors or a committee

appointed by the Board.   The term of the 2007 Plan is ten years from the date of its adoption by the Board.

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

During the year ended December 31, 2012, the Company issued no shares under either of its stock option plans.

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

The Company’s stock option activity under both the 2007 and 2009 Plans for the years ended December 31, 2012 and 2011 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2010	34,445,000	$0.109	3.95 years
Options granted	19,500,000	0.011
Options exercised	-	-
Options cancelled and expired	-	-
Balance, December 31, 2011	53,945,000	0.069	3.63 years
Options granted	-	-
Options exercised	-	-
Options cancelled and expired	(775,000)	1.50
Balance, December 31, 2012	53,170,000	$0.049	2.68 years

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008, two former officers, Gary Reys and Dr. Ronald Berninger, who were also members of the Company’s board of directors, advanced funds in the amount of $26,290 for their legal defense related to certain Company legal matters. During 2009, Dr. Berninger advanced an additional $6,465 for his defense. Under the Company’s Bylaws, the Company is required to provide for the legal defense of its officers and directors.

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

During the year ended December 31, 2012, a stockholder of the Company advanced a total of $148,150 under a convertible promissory note to help pay for certain operating and debt service costs. The total outstanding on the promissory note at December 31, 2012 is $305,044 and bears interest at the annual rate of eight percent. All interest and principal is due on January 24, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.024 per share.

During the year ended December 31, 2012, a second stockholder of the Company advanced a total of $832 under a convertible promissory note to help pay for certain operating costs.  The total outstanding on the promissory note at December 31, 2012 was $17,572 and bears interest at the annual rate of eight percent. All interest and principal is due on August 17, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.02 per share.

Stockholder Advances

During the year ended December 31, 2007 a stockholder of the Company paid various outstanding payables on behalf of the Company. As of December 31, 2012 the Company owed this stockholder $107,949.  These advances are unsecured, non-interest bearing with no set terms of repayment.

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

At December 31, 2012 and 2011 the Company had gross deferred tax assets calculated at an expected rate of 34% of approximately $4,249,000 and $4,448,000, respectively, principally arising from net operating loss carry-forwards and stock compensation for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance of $4,249,000 and $4,448,000 has been established at December 31, 2012 and 2011, respectively.

For the year ended December 31, 2012, the Company utilized approximately $585,000 of its net operating loss carryforwards to offset net taxable income for the year. This resulted in a reduction of the Company’s gross deferred tax asset and related valuation allowance in the amount of $199,000.

The significant components of the Company’s net deferred tax asset at December 31, 2012 and 2011 are as follows:

	2011	2010
Gross deferred tax asset:
Net operating loss carry forwards	$ 4,249,000	$ 4,448,000

Gross deferred tax liabilities:
Valuation allowance	(4,249,000)	(4,448,000)

Net deferred tax asset	$ -	$ -

At December 31, 2012 and 2011 the Company has net operating tax loss carry forwards of approximately $12,498,000 and $13,083,000, respectively, which will expire in the years 2025 through 2032.  The primary difference between net operating losses for financial statement and income tax purposes are permanent differences related to the accounting for meals and entertainment.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.