Form 10-Q
period 2013-06-30
CELLCYTE GENETICS CORP
filed 2013-08-19
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   82,329,481 shares of common stock outstanding as of August 16, 2013.

- - 2 - -

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended June 30, 2013

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2013 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-Q:

Description	Page
Interim Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012:	5
Interim Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2013 and 2012 and for the period from January 4, 2005 (Date of Inception) to June 30, 2013:	6
Interim Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012 and for the period from January 4, 2005 (Date of Inception) to June 30, 2013:	7
Condensed Notes to Interim Consolidated Financial Statements:	8

__________

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Prepaid expenses and deposits	$25,114	$9,403
Total Current Assets	25,114	9,403

OTHER ASSETS
Furniture and equipment, net of depreciation	-	-
Intellectual property, net of amortization	12,466	16,218
Total Other Assets	12,466	16,218

TOTAL ASSETS	$37,580	$25,621

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$107,148	$73,009
Accrued expenses	138,934	118,850
Due to related parties	140,704	140,704
Note payable - current portion	18,675	2,405
Total Current Liabilities	405,461	334,968

LONG TERM LIABILITIES
Convertible notes - related party	371,964	346,415
Total Long Term Liabilities	371,964	346,415

TOTAL LIABILITIES	777,425	681,383

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
82,329,481 shares issued and outstanding, respectively	82,329	82,329
Additional paid in capital	11,734,022	11,734,022
Common stock purchase warrants	49,154	49,154
Deficit accumulated during development stage	(12,605,350)	(12,521,267)
Total Stockholders' Deficit	(739,845)	(655,762)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,580	$25,621

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		(January 4, 2005)
	June 30,		June 30,		to June 30,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	-	-	-	1,678,107
General and administrative	13,964	18,222	26,426	33,808	2,627,835
Professional fees	24,990	25,883	38,295	40,023	1,919,635
Research, development and laboratory	-	-	-	-	1,296,619
Salaries and benefits	-	-	-	-	1,457,524
Stock-based compensation	-	-	-	-	3,025,776
Total Operating Expenses	38,954	44,105	64,721	73,831	12,005,496
					-
LOSS FROM OPERATIONS	(38,954)	(44,105)	(64,721)	(73,831)	(12,005,496)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	32,513
Interest and finance charges	(9,856)	(8,399)	(19,362)	(14,375)	(349,602)
Impairment of intellectual property	-	-	-	-	(568,913)
Impairment of tenant improvements	-	-	-	-	(383,535)
Gain on extinguishment of debt	-	180,955	-	180,955	803,086
Gain on disposal of furniture and equipment	-	1,985	-	1,985	(133,403)
Total Other Income (Expense)	(9,856)	174,541	(19,362)	168,565	(599,854)

INCOME (LOSS) BEFORE TAXES	(48,810)	130,436	(84,083)	94,734	(12,605,350)

INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$(48,810)	$130,436	$(84,083)	$94,734	$(12,605,350)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE COMMON SHARES:
Basic	82,329,481	82,329,481	82,329,481	82,329,481
Diluted	82,329,481	93,116,811	82,329,481	91,906,265

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

			From Inception
	For the Six Months Ended		(January 4, 2005)
	June 30,		to June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(84,083)	$94,734	$(12,605,351)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	3,752	3,752	134,149
Depreciation of furniture and equipment	-	4,091	554,256
Stock-based compensation	-	-	3,025,776
Non-cash services	-	-	1,005,082
Amortization of discount on note	300	300	2,100
Warrant issued for legal services	-	-	46,154
Accounts payable paid with common stock	-	-	144,103
Non-cash beneficial conversion right	-	-	36,400
Non-cash impairment of intellectual property	-	-	568,913
Non-cash impairment of tenant improvements	-	-	383,535
Expenses paid by stockholder	-	-	32,755
Accrued interest reduced in settlement	-	1,385	1,385
Accounts payable written off	-	-	(569,812)
Accounts payable reduced in lease settlement	-	-	520,788
Gain on extinguishment of debt	-	(180,955)	(234,502)
Gain on disposal of furniture and equipment	-	(1,985)	133,403
Decrease (increase) in assets
Prepaid expenses and deposits	(15,711)	7,375	(25,114)
Increase (decrease) in liabilities
Accounts payable	34,140	32,794	587,532
Accrued interest	-	-	82,088
Accrued expenses	20,084	10,003	138,934
Net cash used by operating activities	(41,518)	(28,506)	(6,037,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	-	-	(715,528)
Cash from sales of equipment	-	1,985	109,450
Furniture and equipment acquisiton, net	-	-	(1,327,070)
Cash acquired on reverse acquistion	-	-	1,429
Net cash provided (used) by investing activities	-	1,985	(1,931,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	28,500	106,200	1,326,919
Payment on convertible notes	(3,252)		(2,951)
Proceeds from convertible note allocated to warrant	-	-	3,000
Proceeds from note to fund insurance premiums	32,160
Advances from related party	-	-	112,625
Payments on note payable	(15,890)	(79,679)	(158,196)
Proceeds from sale of common stock	-	-	6,655,889
Net cash provided by financing activities	41,518	26,521	7,937,286

Net increase in cash and cash equivalents	-	-	(31,859)

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$(31,859)

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$50,142

NON CASH INVESTING AND FINANCING ACTIVITES
Note payable to related party converted to common stock	$-	$-	$36,400
Issuance of note for insurance	$32,160	$21,332	$101,160
Issuance of note in exchange for accounts payable	$-	$-	$275,000

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2013.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The Company’s financial statements include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results may differ from those estimates.

NOTE 2 – INTELLECTUAL PROPERTY

As of December 31, 2012, the Company had $70,002 of capitalized patents. Through June 30, 2013, the Company did not incur any additional costs for its intellectual property. The Company amortizes patents over the remaining life of the patents, which ranges from 7 to 17 years.

Intellectual property at June 30, 2013 and December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
Patents	$70,002	$70,002
Accumulated amortization	(57,536)	(53,784)
Patents, net	$12,466	$16,218

NOTE 3 – PROPERTY AND EQUIPMENT

As of June 30, 2013 and December 31, 2012, the Company had a remaining, fully depreciated cost basis, of $120,745 in laboratory, computer and office equipment. During the six months ended June 30, 2013, the Company did not sell or otherwise dispose of any of its property and equipment.

Property and equipment as of June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
	2013	2012
Laboratory equipment	$40,935	$40,935
Computer and office equipment	79,810	79,810
Accumulated depreciation	(120,745)	(120,745)
Property and equipment, net	$-	$-

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company rents office and lab space on a month-to-month basis.

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 82,329,481 shares of its common stock at June 30, 2013 and December 31, 2012, respectively.

During the six month period ended June 30, 2013, the Company did not issue any shares of its common stock for services.

Common Stock Warrants

The Company did not issue any common stock purchase warrants during the six month period ended June 30, 2013. Warrants outstanding are as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	919,230	$0.06	2.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2012	919,230	0.06	1.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, June 30, 2013	919,230	$0.06	1.12 years

Common Stock Options

The Company did not grant any stock options for shares of its common stock during the six months ended June 30, 2013.

The Company’s stock option activity for the six month period ended June 30, 2013 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	53,945,000	$0.069	3.63 years
Options granted	-	-
Options exercised	-	-
Options cancelled and expired	(775,000)	1.50
Balance, December 31, 2012	53,170,000	0.049	2.68 years
Options granted	-	-

Options exercised	-	-
Options cancelled and expired	(250,000)	0.400
Balance, June 30, 2013	52,920,000	$0.051	2.19 years

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

The following table sets forth the calculation of basic and diluted earnings per share for the three month and six month periods ended June 30, 2013. Basic and diluted earnings per share were the same for the three month and six month periods ended June 30, 2013 as including common stock equivalents in the calculation of diluted earnings per share would have been anti-dilutive.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income (Loss)	$(48,810)	$130,436	$(84,083)	$94,734
Common shares Outstanding – Basic	82,329,481	82,329,471	82,329,481	82,329,471

Earnings Per Share – Basic	$(0.00)	$0.00	$(0.00)	$0.00

Effect of Dilutive Securities
Options	-	10,709,850	-	9,556,327
Convertible Notes	-	77,480	-	20,457

Common Shares Outstanding – Diluted	-	93,116,811	-	91,906,265

Earnings Per share – Diluted	$(0.00)	$0.00	$(0.00)	$0.00

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

Convertible Promissory Notes

On December 23, 2009, an officer of the Company loaned $25,000 to the Company in exchange for a convertible promissory note and a warrant to purchase 150,000 shares of common stock. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on December 22, 2014. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.035 per share. The fair market value of the warrants of $3,000 was recorded as a discount on the promissory note and is being amortized over five years. This officer has advanced an additional $9,392 to cover operating costs.

During the six months ended June, 2013, a stockholder of the Company advanced a total of $28,500 under a convertible promissory note to help pay for certain operating and debt service costs. The total outstanding on the promissory note at June 30, 2013 is $333,544 and bears interest at the annual rate of eight percent. All interest and principal is due on January 24, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.024 per share.

During the six months ended June 30, 2013, the Company repaid $3,252 to a second stockholder under a convertible promissory note.  The total remaining outstanding on the promissory note at June 30, 2013 was $14,320 and bears interest at the annual rate of eight percent. All interest and principal is due on August 17, 2015. The promissory note and accrued interest can be converted into common stock at any time, at the option of the holder, at the exchange rate of $0.02 per share.

Stockholder Advances

During the year ended December 31, 2007 a stockholder of the Company paid various outstanding payables on behalf of the Company. As of June 30, 2013 the Company owed this stockholder $107,949.  These advances are unsecured, non-interest bearing with no set terms of repayment and are included on the balance sheet under Due to Related Party.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 19, 2013. There was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to, or disclosure in, the accompanying consolidated financial statements.

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

The following discussion of our plan of operations, results of operations and financial condition as of and for the six months ended June 30, 2013 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the six months ended June 30, 2013 included in this Quarterly Report, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2012, including our annual audited financial statements set forth therein.

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

Our initial collaborative research agreement was signed on September 9, 2010 with the Fred Hutchison Cancer Research Center in Seattle, Washington. Joint research activities under this agreement are expected to continue through 2013.

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

(e)

$125,000 for legal expenses related to general corporate matters, and accounting expenses related to quarterly reviews and annual audits; and

(f)

$75,000 for salaries and consulting.

During the next 12 months we anticipate that we will generate minimal non-recurring engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology.  We have no cash and cash equivalents and a working capital deficit of $380,347 at June 30, 2013. We presently do not have sufficient cash to fund our operations, and have curtailed substantially all activities, other than those called for by the execution of our Interim Operating Plan.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012.

The following table sets out our consolidated income (loss) for the periods indicated:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
General and administrative	13,964	18,222
Professional fees	24,990	25,883
Other Income (Expense)	(9,856)	174,541
Net Income (Loss)	$ (48,810)	$ 130,436

Revenues

We have had no operating revenues since our inception on January 4, 2005 to June 30, 2013.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

Our general and administrative expenses in the three months ended June 30, 2013 decreased to $13,964 from $18,222 for the same period of 2012. General and administrative costs consist primarily of insurance expense and office lease costs. We moved into less expensive lab space in 2013.

Professional Fees

In the three months ended June 30, 2013, we incurred professional fees of $24,990, compared to $25,883 for the same period of 2012. Professional fees consist of contract accounting fees, audit and review fees, and legal representation.

Other Income (Expense)

In the three months ended June 30, 2013, other income (expense) was ($9,856), compared to $174,541 for the same period in 2012. Other income (expense) consisted of interest expense for 2013, while a gain on extinguishment of debt in the amount of $180,955, a gain on the sale of laboratory supplies of $1,985, offset by interest expense of $8,399 was recorded in 2012.

Net Income (Loss)

As a result of the above, our net loss for the three months ended June 30, 2013 was $48,810 compared to net income of $130,436 for the same period of 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012.

The following table sets out our consolidated income (loss) for the periods indicated:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
General and administrative	26,426	33,808
Professional fees	38,295	40,023
Other Income (Expense)	(19,362)	168,565
Net Income (Loss)	$ (84,083)	$ 94,734

Revenues

We have had no operating revenues since our inception on January 4, 2005 to June 30, 2013.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

Our general and administrative expenses in the six months ended June 30, 2013 decreased to $26,426 from $33,808 for the same period of 2012. General and administrative costs consist primarily of insurance expense and office lease costs.

Professional Fees

In the six months ended June 30, 2013, we incurred professional fees of $38,295, compared to $40,023 for the same period of 2012. The decrease is primarily related to a reduction in the activities of the contract accountants providing general operating support, and that audit fees and legal services have declined due to limited activities.

Other Income (Expense)

In the six months ended June 30, 2013, other income (expense) was $(19,362), compared to $168,565 for the same period in 2012. Other income (expense) consisted of interest expense in 2013, while we recognized a gain on extinguishment of debt in the amount of $180,955, a gain on the sale of laboratory supplies of $1,985, offset by interest expense of $14,375 in 2012.

Net Income (Loss)

As a result of the above, we had a net loss of $84,083 for the six months ended June 30, 2013, compared to net income of $94,734 for the same period of 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had no cash and a working capital deficit of $380,347.  Our planned expenditures over the next 12 months are expected to amount to approximately $450,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities.

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

Cash Used in Operating Activities

Cash used in operating activities in the six months ended June 30, 2013 was $41,518, compared to $28,506 for the same period of 2012. In 2013 and 2012, operating activities used cash primarily for insurance, storage of our equipment, and payment to our outside auditors. We anticipate that cash used in operating activities will be limited over the balance of 2013 as we move forward with limited operations.  We have funded our operations primarily from the sale of excess laboratory equipment and from the issuance of our common stock, and expect to continue efforts to raise additional capital through the sale equipment and stock.

Cash Provided by Investing Activities

In the six months ended June 30, 2013, investing activities generated no cash, while we generated cash of $1,985 from the sale of laboratory supplies having no cost basis, in the same period of 2012.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and issuance of convertible promissory notes.  In the six months ended June 30, 2013, we had net proceeds of $41,518 consisting of advances under convertible promissory notes in the amount of $28,500, entering into a promissory note for our insurance premiums in the amount of $32,160, offset by note payments of $19,142. In 2012 we generated net cash of $26,521, consisting of advances under convertible promissory notes in the amount of $106,200, offset by $79,679 in payments on promissory notes.

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

Stock-Based Compensation

We account for our stock option plan primarily under the recognition and measurement principles of FASB ASC 718, “Compensation – Stock Compensation”. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in ASC 718. We recorded no stock-based compensation expense during the six months ended June 30, 2013 as none of the outstanding options vested during the period.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company has not begun remediation efforts to correct the previously disclosed material weakness (as defined in Rule 13a-15(d) under the Exchange Act) reported on the Company’s Form 10-K filed for the period ended December 31, 2012 due to limited staffing and liquidity constraints.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1A.

Risk Factors

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities

We did not issue any shares of our common stock during the six month period ended June 30, 2013.

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

CELLCYTE GENETICS CORPORATION
Dated: August 19, 2013. Per:	/s/ “John M. Fluke, Jr.” John M. Fluke, Jr. Interim Principal Executive Officer

__________