Form 10-K
period 2013-12-31
CELLCYTE GENETICS CORP
filed 2014-04-15
CIK 1325279

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013

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

Non-Accelerated Filer ☐

Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates, computed by reference to the closing price of the common stock as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,070,283 based upon the closing price of such common stock on the OTC Bulletin Board of $0.013.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  82,329,481 shares of common stock as of April 14, 2014.

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

EXECUTIVE COMPENSATION

25

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

27

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

28

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

29

PART IV

29

ITEM 15.

EXHIBITS

29

SIGNATURES

31

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2013 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

We intend to focus our efforts over the next twelve months primarily on the development of our cell expansion technology. These efforts will consist of entering into collaborative research agreements with well-known, established research organizations to utilize our CCG-E45 Culture Chamber product to enhance their cell production efforts. In conjunction with these research activities, our engineers will be developing alternative culture chamber configurations to optimize specific cell categories. Under these collaborative agreements, we will provide our CCG-E45 Incubators and Culture Chambers, and onsite training and oversight. Our collaboration partners will provide staffing, space and the cell types being tested.

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

Research and Development

During the years ended December 31, 2013 and 2012, we incurred no direct research and development costs. We generally compensate our researchers through the issuance of stock options. We did not grant any stock options to our researchers during 2013 and 2012 but expect to do so during 2014. As these stock options vest, the related expense will be recorded as stock compensation expense.

During 2013, we did not have any employees and our consultants were primarily focused on developing modifications to our technology, and establishing collaboration agreements with research laboratories.

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

We believe that our primary competition will come from other companies that have developed or are in the process of developing and marketing closed system bioreactors. Our technology uses our patented dual fiber method which allows the inner fiber set to carry nutrients and the outer fiber set to supply oxygen. Other methods include single fiber bioreactors (FiberCell Systems, Inc. and McGowan Institute of Regenerative Medicine), permeable membrane style bioreactors (Synthecon, Inc.), perfusion bioreactors (AmProtein Corporation) and wave bioreactors (GE Healthcare). Each of these differing technologies is looking at ways to create rapid, yet viable, cellular expansion.  We believe that our technology and know-how has the opportunity to excel in this fledgling market because of its distinctive blend of attributes.

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

Our independent registered public accounting firm, MartinelliMick PLLC, state in their audit report attached to our audited consolidated financial statements for the year ended December 31, 2013, that, since we have sustained operating losses since inception, have limited cash resources, have not generated any revenues to-date, these factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our Company.

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

If we are unable to protect our trade secrets, know-how and proprietary rights, our business, financial condition and results of operations will be harmed.

We own certain cell expansion and maintenance technology and the know-how to modify these products to meet specific cell expansion requirements.  Patent protection for derivative products such as those we propose to develop is highly uncertain and involves complex and continually evolving factual and legal questions.

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

Patents may not be issued from our future patent applications or, if issued, may not be of commercial benefit to us.  In addition, such patents may not afford us adequate protection from competing products.  Third parties may challenge our patents or governmental authorities may declare them invalid or reduce their scope.  In the event that a third party has also filed a patent application relating to inventions claimed in our patent applications, we may have to participate in proceedings to determine priority of invention.  Even if a patent issues, a court could decide that the patent was issued invalidly.  European Patent Office and third parties may oppose our issued European patents during the relevant opposition period.  These proceedings and oppositions could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us, and the outcome might not be favorable to us.

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

A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have received patents relating to cell expansion and maintenance and other technologies potentially relevant to or necessary for our expected future products.  We cannot predict which, if any, of the applications for patents on derivative products will issue as patents, and there may be existing patents of which we are currently unaware which the commercialization of our product candidates would infringe.  If third party patents or patent applications contain valid claims that our technology infringes upon their technology, we may be prevented from commercializing that technology unless the third party is willing to grant a license to us.  We may be unable to obtain licenses to the relevant patents at a reasonable cost, if at all, and may also be unable to develop or obtain alternative non-

infringing technology.  If we are unable to obtain such licenses or develop non-infringing technology at a reasonable cost, our revenue opportunities could be materially reduced if our collaborations reveal that derivative products are needed to generate a sustainable market share.  Also, any infringement lawsuits commenced against us may result in significant costs, divert our management’s attention and result in an award against us for substantial damages.

We are aware of intellectual property rights held by third parties that potentially relate to products or technologies that are similar to our technology and which we are currently commercializing.  We currently believe that the commercialization of our products as currently planned will not infringe these third party rights, or, alternatively, that we will be able to obtain necessary licenses or otherwise use alternate non-infringing technology.  However, third parties may nonetheless bring suit against us claiming infringement.  If we are unable to prove that our technology does not infringe their patents, or if we are unable to obtain necessary licenses or otherwise use alternative non-infringing technology, we may not be able to commercialize any products.

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

Quarter Ended	High Bid	Low Bid
March 31, 2012	$0.025	$0.025
June 30, 2012	$0.012	$0.012
September 30, 2012	$0.010	$0.010
December 31, 2012	$0.014	$0.014
March 31, 2013	$0.014	$0.014
June 30, 2013	$0.013	$0.013

September 30, 2013	$0.010	$0.010
December 31, 2013	$0.010	$0.010

On April 11, 2014, the closing sales price of our shares of common stock on the OTCBB was $0.0085 per share.

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

We have not declared any dividends.  We do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plans

The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders(1)	53,839,230	$0.051	38,530,000
Equity Compensation Plans Not Approved by Security Holders	-	-	-

(1)

During the years ended December 31, 2013 and 2012, we granted no options.

Note: See Note 5 to the Consolidated Financial Statements for complete information on the assumptions used in the valuation of our common stock warrants and stock options.

Outstanding Equity Awards to Our Officers at Fiscal Year-End

Name and Principal Position	Number of Securities Underlying Unexercised options that are exercisable (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercisable Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares of Stock that have not Vested (#) (g)	Market Value of Shares of Stock that have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
John M. Fluke, Jr., Principal Executive Officer	150,000 8,000,000 4,200,000 6,600,000 6,000,000	- - - - -	- - - - -	1.50 0.07 0.035 0.018 0.0113	3/30/17 5/19/14 1/12/15 8/24/15 10/31/16	- - - - -	- - - - -	- - - - -	- - - - -
Randy Lieber, Principal Accounting Officer	3,000,000 4,200,000 6,000,000	- - -	- - -	0.07 0.035 0.0113	5/19/14 1/12/15 10/31/16	- - -	- - -	- - -	- - -
Douglas Cerretti, President	1,000,000 1,250,000 4,000,000	- - -	- 1,250,000 (1) -	0.07 0.02 0.0113	5/19/14 7/22/15 10/31/16	- - -	- - -	- - -	- 17,500 -

(1)

The remaining options for 1,250,000 shares of common stock vest upon the achievement of certain milestones, which include the execution of targeted collaboration agreements and the receipt of customer purchase orders.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our plan of operations, results of operations and financial condition should be read in conjunction with our audited financial statements for the years ended December 31, 2013 and 2012, and the section of this Annual Report entitled “Description of Business”.

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

Our plan of operations under our Interim Operating Plan for the next 12 months is to:

(a)

perform the work specified by our Interim Operating Plan under the executed contracts with our scientists and manufacturing consultants.

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

Over the next 12 months we anticipate that we will require an aggregate of $300,000 in cash and stock-based compensation to cover expenses and debt service, including certain accounts payable, as follows:

(a)

$30,000 for facility and equipment related expenses;

(b)

$25,000 for debt service;

(c)

$60,000 for pre-clinical work, quality assurance, manufacturing of biologic material, academic collaborations and further research collaborations;

(d)

$60,000 for design and device manufacturing;

(e)

$75,000 for legal expenses related to general corporate matters, accounting expenses related to quarterly reviews and annual audits;

(f)

$50,000 for salaries and consulting.

During the next 12 months, we anticipate that we will generate minimal, if any, non-recurring engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology.  We had no cash and cash equivalents and a working capital deficit of $342,311 at December 31, 2013.  We presently do not have sufficient cash to fund our operations, and have curtailed substantially all activities, other than those called for by the execution of our Interim Operating Plan.

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

Results of Operations

The following table sets forth selected financial information relating to our company for the periods indicated:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues	$ -	$ -
Operating expenses
General and administrative	(62,453)	(74,778)
Professional fees	(61,696)	(57,882)
Other income (expense), net	(39,889)	718,487
Net income (loss)	$ (164,038)	$ 585,827

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

We have had no operating revenues since our inception on January 4, 2005, to December 31, 2013.  We anticipate that we will not generate any significant revenues for so long as we are a development stage company.

General and Administrative Expenses

Our general and administrative expenses in the year ended December 31, 2013 decreased to $62,453 from $74,778 in 2012, primarily as a result of a decrease in rent and related operating costs.

Professional Fees

In the year ended December 31, 2013, we incurred professional fees of $61,696, compared to $57,882 in 2012. Professional fees consist primarily of outside accounting and auditing fees, and legal fees related to general administrative matters.

Other Income (Expense), net

In the year ended December 31, 2013, other expense was $39,889 and consisted of interest and finance charges, whereas other income of $718,487 in 2012 was related to the settlement of several outstanding notes and accounts payable, offset by interest and finance charges.

Net Income (Loss)

As a result of the above, we had a net loss of $164,038 for the year ended December 31, 2013, compared to net income in the amount of $585,827 for the year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had no cash and a working capital deficit of $342,311.  Our planned expenditures over the next twelve months are expected to amount to approximately $300,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed many of our activities. We will require additional financing in order to pursue our plan of operations for the next twelve months.  There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.  If we are unable to obtain additional financing, we may have to reduce or abandon our business activities and plan of operations.

We believe that commercial debt financing will not be an alternative for funding, as we do not have tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of convertible loans and/or equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from any of these sources to fund our plan of operations going forward.  In the absence of such financing, our business plan will fail.  Even if we are successful in obtaining financing, there is no assurance that we will obtain the funding necessary to pursue our business plan.  If we do not continue to obtain additional financing going forward, we will be forced to abandon our plan of operations.

Cash Used in Operating Activities

Cash used in operating activities in the year ended December 31, 2013, was $62,658, compared to $78,372 in the year ended December 31, 2012.  Cash used for operating activities in 2013 and 2012 was primarily limited to debt service, directors and officers insurance, month-to-month facility lease, and outside accounting services.

Cash Provided by Investing Activities

In the year ended December 31, 2013, investing activities provided no cash, compared to providing cash of $1,985 in the year ended December 31, 2012. Cash was primarily provided by selling excess equipment to help fund our operations during 2012.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and the issuance of convertible debt.  In the year ended December 31, 2013, financing activities provided cash in the amount of $62,658, compared to providing cash in the amount of $76,387 in the year ended December 31, 2012.

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

Material Commitments

During the first quarter of 2012, we entered into negotiations with our previous landlord whereby we settled the entire amount of principal and interest on an outstanding promissory note for a final payment of $75,000. As a result of this settlement, we recorded a gain of $180,955 on the extinguishment of the debt to our landlord.

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

The Company has not filed income tax returns, since management believes no taxes are owed.  If the Company does file an income tax return in the future, management believes that no penalties will be assessed, since there will be no tax liability.  The Internal Revenue Service (IRS) usually only assess penalties when taxes are owed.  The Company may not be able to claim the entire net operating losses disclosed above due to not filing tax returns in prior years.  Since the Company has not filed income tax returns, all tax years since the Company’s inception remain open to investigation by the IRS.

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

Stock-Based Compensation

We account for our stock option plan primarily under the recognition and measurement principles of FASB ASC 718, “Compensation – Stock Compensation” Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in ASC 718. We recorded no stock-based compensation expense during the year ended December 31, 2013.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist. This guidance is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013. Early adoption and retrospective application are permitted. We expect to adopt ASU 2013-11 effective January 1, 2014 and do not expect this adoption to have a material impact on our financial condition, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, which amends ASC Topic 220, Comprehensive Income and requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that entities present either on the face of the income statement or as a separate note to the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income. If a component is not required to be reclassified to net income in its entirety, entities are required to cross reference to the related footnote for additional information. For public companies, the standard is effective for fiscal years and interim periods beginning after December 15, 2012. We adopted ASU 2013-02 on January 1, 2013 and this adoption did not have a material impact on our financial results or disclosures.

ITEM 8.

FINANCIAL STATEMENTS

We have filed as part of this Annual Report our audited financial statements as of and for the years ended December 31, 2013 and 2012, and the related notes to these financial statements. These financial statements are set forth in this Annual Report beginning on page F-1 below, and are incorporated by reference in this Item 8.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes or disagreements with our accountants on accounting and financial disclosure during the two previous fiscal years.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by CellCyte Genetics Corporation’s management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of CellCyte Genetics Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2013, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that CellCyte Genetics Corporation’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, CellCyte Genetics Corporation believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, CellCyte Genetics Corporation’s financial condition as of December 31, 2013 and 2012, and results of its operations and cash flows for the years ended December 31, 2013 and 2012, in conformity with United States generally accepted accounting principles (GAAP).

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

CellCyte Genetics Corporation’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, CellCyte Genetics Corporation’s management has concluded that, as of December 31, 2013, CellCyte Genetics Corporation’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) during the year ended December 31, 2013 that may  materially affect, or is reasonably likely to materially affect, our internal control over financial reporting. We have previously disclosed the suspension of a significant portion of the Company’s operations, and the appointment of the Audit Committee Chairman, previously an independent director, as the Interim Principal Executive Officer.

ITEM 9B.

OTHER INFORMATION

Not applicable.

__________

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the end of the fiscal year covered by this Annual Report are as follows:

Name and Municipality of Residence	Age	Current Office with CellCyte Genetics Corporation	Director or Officer Since
Randy A. Lieber Issaquah, Washington, USA	57	Principal Accounting Officer and a director	November 24, 2008
John M. Fluke, Jr. Bellevue, Washington, U.S.A.	71	Interim Principal Executive Officer and a director	June 1, 2007
Dr. Douglas P. Cerretti, PhD Shoreline, Washington, U.S.A.	63	President	July 24, 2010

The following is a description of the business background of the directors and executive officers of our company:

John M. Fluke, Jr. – Interim Principal Executive Officer and a director

Mr. Fluke, age 71, is the Chairman of Fluke Capital Management, LP; the Fluke family's investment and trust management company. He founded the company in 1976. Mr. Fluke graduated from the University of Washington in 1964, with a Bachelor of Science Degree in Electrical Engineering, and received his Master's Degree in Electrical Engineering from Stanford University in 1966.

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

Randy A. Lieber – Principal Accounting Officer and a director

Mr. Lieber, age 57, is a senior financial professional with more than 30 years of experience working with both public and private companies. He is also the Chief Financial Officer of Blink Interactive, Inc., a user experience, research and design firm based in Seattle, WA.

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

Douglas Pat Cerretti, PhD – President

Dr. Cerretti, age 63, is a biopharmaceutical research scientist with experience in drug development in inflammation and cancer.  From 1984 to 2002, he served with Immunex, and, after Immunex’ acquisition in 2002, with Amgen in positions ranging from Staff Scientist through Scientific Director. Dr. Cerretti retired from Amgen in 2007. He is the author or co-author of more than 100 scientific publications and has over 40 issued US Patents to his name.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based upon these forms, our officers, directors and ten percent stockholders were in compliance during the fiscal year ended December 31, 2013.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our Principal Executive and Accounting Officers. No other executive officer earned more than $100,000 in 2013 or 2012 (the “Named Executive Officers”). During 2013 there was no compensation provided. Compensation for stock grants reflect the estimated fair value of our common stock on the date of issuance, while the compensation for stock option awards is calculated using the Black-Scholes model, using the assumptions discussed in the notes to our financial statements, and recognized over the vesting period.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
John M. Fluke, Jr., Principal Executive Officer	2013 2012	- -	- -	- -	- -	- -	- -	- -	- -
Randy Lieber, Principal Accounting Officer	2013 2012	- -	- -	- -	- -	- -	- -	- -	- -
Douglas P. Cerretti, President	2013 2012	- -	- -	- -	- -	- -	- -	- -	- -

Stock Options

John M. Fluke, Jr. became our Interim Principal Executive Officer during 2008. During 2013 and 2012, Mr. Fluke received no stock options.

Randy A. Lieber became our Principal Accounting Officer during 2008. During 2013 and 2012, Mr. Lieber received no stock options.

Dr. Douglas P. Cerretti became our President during 2010. During 2013 and 2012, Dr. Cerretti received no stock options.

Stock Option Plans

In connection with the CellCyte acquisition, on March 30, 2007, our Board of Directors adopted a 2007 Stock Option/Restricted Stock Plan (the “2007 Plan”).  The following summary of the 2007 Plan is not complete and is qualified in its entirety by reference to the 2007 Plan, a copy of which has been filed with the SEC.

The purpose of the 2007 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success of our company’s business.  The number of shares approved for issuance under the 2007 Plan was 5,450,000 shares, of which 710,000 have been granted and are outstanding as of December 31, 2013.  If an award under the 2007 Plan should expire or become unexercisable for any reason and without having been exercised in full, or surrendered pursuant to an option exchange program, then the shares that were subject to such expiration or unexercised award shall again become available for future grant under the 2007 Plan.  The 2007 Plan is administered by our company’s Board of Directors or a committee appointed by the Board.  The term of the 2007 Plan is ten years from the date of its adoption by the Board.

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

Under the 2009 Plan, as amended, we have reserved and registered 86,000,000 shares of our common stock to be used as compensation to employees and contractors for services rendered. As of December 31, 2013, we had issued 18,409,636 shares of our common stock and had outstanding stock option grants for 52,210,000 shares of our common stock.

See Note 5 to our Consolidated Financial Statements for additional information regarding the total number of equity awards outstanding, and the significant assumptions used in their valuation.

Director Compensation

We pay our directors for their services as directors in restricted stock grants and/or options for unrestricted common stock.  The following table sets forth information about compensation paid to our directors in 2013:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
John M. Fluke, Jr.	-	-	-	-	-	-	-
Randy A. Lieber	-	-	-	-	-	-	-

During 2013, Mr. Fluke and Mr. Lieber were not compensated for their Board representation.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock held by him, except as otherwise indicated. As of April 14, 2014, there are 82,329,481 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Shares(1)	Percent
Named Executive Officers and Directors(2)
Randy A. Lieber Principal Accounting Officer and a director	24,840,430(4)	14.01%
John M. Fluke, Jr. Interim Principal Executive Officer and a director	67,064,252(3)	37.84%
Dr. Douglas P. Cerretti, Ph.D. President	12,225,576(5)	6.90%

Directors and Executive Officers as a Group (3 Persons)	104,130,258	58.75%
Beneficial Owners of in Excess of 5% (other than Executive Officers and Directors)
Gary A. Reys Stockholder	18,625,000	10.51%
Dr. Ronald W. Berninger, Ph.D. Stockholder	18,625,000	10.51%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 14, 2014. As of April 14, 2014, there were 82,329,481 shares issued and outstanding. In addition, stockholders listed above hold 48,050,000 options to purchase common stock that are included in the beneficial ownership calculation.

(2)

The address of the executive officers and directors is 14205 SE 36th Street, Suite 100, Bellevue, Washington, U.S.A., 98006.

(3)

Includes vested options to acquire up to 25,950,000 shares of our common stock at exercise prices of $0.0113 to $1.50 per share, and 40,376,263 shares of common stock that would be issued upon conversion of a promissory note and accrued interest.

(4)

Includes vested options to acquire up to 14,200,000 shares of our common stock at exercise prices of $0.0113 to $0.07 per share, and 2,163,345 shares of common stock that would be issued upon conversion of a promissory note and accrued interest.

(5)

Includes vested options to acquire up to 6,250,000 shares of our common stock at exercise prices of $0.0113 to $0.07 per share, and a warrant to purchase up to 150,000 shares of our common stock at an exercise price of $0.035 per share, and 5,825,576 shares of common stock that would be issued upon conversion of a promissory note and accrued interest.

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

During 2013, our Board members and officers advanced a total of $61,850 to help cover general operating costs. At December 31, 2013, our Company owed $65,900 to a related party for accounting services. The portion of this liability incurred during the year ended December 31, 2013 was $25,375.

Material Contracts

None.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

We engaged MartinelliMick PLLC, Certified Public Accountants, as our independent auditors effective November 1, 2011.  The following table provides information relating to the fees we paid to our independent auditors for the periods indicated:

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012
Audit Fees	$12,500	$20,000
Audit-related Fees	-	-
Tax Fees	-	-
All other Fees	-	-

Audit fees are the aggregate fees billed by our independent auditors for the audit of our annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Audit-related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph.

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

April 14, 2014
John M. Fluke, Jr., Director

Date

/s/ Randy Lieber

April 14, 2014
Randy Lieber, Director

Date

CELLCYTE GENETICS CORPORATION

(a Development Stage Company)

Consolidated Financial Statements

December 31, 2013

Index

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

To the Board of Directors and

Stockholders of CellCyte Genetics Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of CellCyte Genetics Corporation (a Development Stage Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013 and for the period January 4, 2005 (inception) to December 31, 2013. CellCyte Genetics Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CellCyte Genetics Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 and for the period January 4, 2005 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MartinelliMick PLLC

MartinelliMick PLLC

Spokane, Washington

April 14, 2014

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Prepaid expenses and deposits	$9,033	$9,403
Total Current Assets	9,033	9,403

OTHER ASSETS
Furniture and equipment, net of depreciation and impairment	-	-
Intellectual property, net of amortization and impairment	-	16,218
Total Other Assets	-	16,218

TOTAL ASSETS	$9,033	$25,621

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$125,540	$73,009
Accrued expenses	82,405	118,850
Due to related parties	140,704	140,704
Note payable - current portion	2,695	2,405
Total Current Liabilities	351,344	334,968

LONG TERM LIABILITIES
Convertible notes - related party	477,489	346,415
Total Long Term Liabilities	477,489	346,415

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
82,329,481 shares issued and outstanding, respectively	82,329	82,329
Additional paid in capital	11,734,022	11,734,022
Common stock purchase warrants	49,154	49,154
Deficit accumulated during development the stage	(12,685,305)	(12,521,267)
Total Stockholders' Deficit	(819,800)	(655,762)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,033	$25,621

The accompanying notes are an integral part of these consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
	Year Ended		(January 4, 2005)
	December 31,		to December 31,
	2013	2012	2013

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	-	1,678,107
General and administrative	62,453	74,778	2,663,863
Professional fees	61,696	57,882	1,943,036
Research, development and laboratory	-	-	1,296,619
Salaries and benefits	-	-	1,457,524
Stock-based compensation	-	-	3,025,776
Total Operating Expenses	124,149	132,660	12,064,925

LOSS FROM OPERATIONS	(124,149)	(132,660)	(12,064,925)

OTHER INCOME (EXPENSE)
Interest income	-	-	32,512
Interest and finance charges	(39,889)	(33,037)	(370,127)
Impairment of intellectual property	-	-	(568,913)
Impairment of tenant improvements	-	-	(383,535)
Gain on extinguishment of debt	-	749,539	803,086
Gain (loss) on disposal of furniture and equipment	-	1,985	(133,403)
Total Other Income (Expense)	(39,889)	718,487	(620,380)

INCOME (LOSS) BEFORE TAXES	(164,038)	585,827	(12,685,305)

INCOME TAXES	-	-	-

NET INCOME (LOSS)	$(164,038)	$585,827	$(12,685,305)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

WEIGHTED AVERAGE COMMON SHARES:
Basic	82,329,481	82,329,481
Diluted	82,329,481	88,791,019

The accompanying notes are an integral part of these consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Common	Deficit	Total
			Additional	Stock	Accumulated During	Stockholders'
	Common Stock		Paid-in	Purchase	Development	Equity
	Shares	Amount	Capital	Warrants	Stage	(Deficit)

Initial contribution by founders	37,250,000	$200	$-	$-	$-	$200

Net loss for year ended December 31, 2005	-	-	-	-	(315,030)	(315,030)

Balance, December 31, 2005	37,250,000	200	-	-	(315,030)	(314,830)

Net loss for year ended December 31, 2006	-	-	-	-	(385,639)	(385,639)

Balance, December 31, 2006	37,250,000	200	-	-	(700,669)	(700,469)

Issued on settlement of CGW debts	678,060	678	1,016,410	-	-	1,017,088

Issued in exchange for CGW share purchase warrants	205,000	205	245,795	-	-	246,000

Recapitalization adjustment	17,740,000	54,790	(538,422)	203,000	-	(280,632)

Balance post recapitalization (Note 3)	55,873,060	55,873	723,783	203,000	(700,669)	281,987

Issued for private placement	3,981,165	3,981	4,772,770	1,195,000	-	5,971,751

Stock-based compensation	-	-	1,780,000	-	-	1,780,000

Net loss for year ended December 31, 2007	-	-	-	-	(4,521,196)	(4,521,196)

Balance, December 31, 2007	59,854,225	59,854	7,276,553	1,398,000	(5,221,865)	3,512,542

Issued on exercise of warrants	67,146	67	201,371	-	-	201,438

Reclassification on exercise of warrants	-	-	147,071	(147,071)	-	-

Issued for private placement	840,000	840	146,160	63,000	-	210,000

Issued for services	1,135,247	1,136	491,465	-	-	492,601

Issued for private placement	689,365	689	119,950	51,702	-	172,341

Issued on exercise of warrants	333,862	334	99,825	-	-	100,159

Repricing of warrants	-	-	(367,366)	367,366	-	-

Reclassification on expiration of warrants	-	-	1,618,295	(1,618,295)	-	-

Stock-based compensation	-	-	176,286	-	-	176,286

Beneficial conversion rights of convertible debt	-	-	16,400	-	-	16,400

Net loss for year ended December 31, 2008	-	-	-	-	(5,306,159)	(5,306,159)

Balance, December 31, 2008	62,919,845	62,920	9,926,010	114,702	(10,528,024)	(424,392)

Beneficial conversion rights of convertible debt	-	-	20,000	-	-	20,000

Issued for services	-	-	-	46,154	-	46,154

Issued for services	7,161,462	7,161	392,958	-	-	400,119

Warrant issued with convertible debt	-	-	-	3,000	-	3,000

Issued in conversion of promissory note	1,000,000	1,000	35,400	-	-	36,400

Stock-based compensation	-	-	467,000	-	-	467,000

Expiration of warrants	-	-	114,702	(114,702)	-	-

Net loss for year ended December 31, 2009	-	-	-	-	(1,420,437)	(1,420,437)

Balance, December 31, 2009	71,081,307	71,081	10,956,070	49,154	(11,948,461)	(872,156)

Issued for services	3,475,098	3,475	95,399	-	-	98,874

Stock-based compensation	-	-	438,690	-	-	438,690

Net loss for year ended December 31, 2010	-	-	-	-	(799,231)	(799,231)

Balance, December 31, 2010	74,556,405	74,556	11,490,159	49,154	(12,747,692)	(1,133,823)

Issued for services	7,773,076	7,773	80,063			87,836

Stock-based compensation			163,800			163,800

Net loss for year ended December 31, 2011					(359,402)	(359,402)

Balance, December 31, 2011	82,329,481	82,329	11,734,022	49,154	(13,107,094)	(1,241,589)

Net income for year ended December 31, 2012					585,827	585,827

Balance, December 31, 2012	82,329,481	$82,329	$11,734,022	$49,154	$(12,521,267)	$(655,762)

Net loss for year ended December 31, 2013					(164,038)	(164,038)

Balance, December 31, 2013	82,329,481	$82,329	$11,734,022	$49,154	$(12,685,305)	$(819,800)

The accompanying notes are an integral part of these consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
			(January 4, 2005)
	Year Ended December 31,		to December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,038)	$585,827	$(12,685,304)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	16,218	7,504	139,111
Depreciation of furniture and equipment	-	7,009	547,247
Stock-based compensation	-	-	3,025,776
Non-cash services	-	-	1,005,082
Amortization of discount on note	600	600	1,800
Warrant issued for legal services	-	-	46,154
Accounts payable paid with common stock	-	-	144,103
Non-cash beneficial conversion right	-	-	36,400
Non-cash impairment of tennant improvements	-	-	383,535
Non-cash impairment of intellectual property	-	-	568,913
Expenses paid by stockholder	-	-	32,755
Accrued interest converted to note payable	63,232	-	63,232
Accrued expense converted to note payable	7,279	-	7,279
Accrued interest reduced in settlement	-	1,385	-
Accounts payable written off	-	(569,812)	-
Accounts payable reduced in lease settlement	-	-	520,788
Gain on extinguishment of debt	-	(180,955)	(53,547)
Loss on disposal of furniture and equipment	-	(1,985)	135,388
Decrease (increase) in assets
Other receivables	-	-	-
Prepaid expenses and deposits	370	(728)	(8,305)
Increase (decrease) in liabilities
Accounts payable	52,531	45,574	560,349
Accrued interest	-	-	82,088
Accrued expenses	(38,850)	27,209	52,791
Net cash used by operating activities	(62,658)	(78,372)	(5,394,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	-	-	(715,528)
Cash from sales of equipment	-	1,985	107,465
Furniture and equipment acquisition, net	-	-	(1,327,070)
Cash acquired on reverse acquisition	-	-	1,429
Net cash provided by investing activities	-	1,985	(1,933,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	61,850	151,387	1,208,882
Proceeds from convertible note allocated to warrant	-	-	3,000
Proceeds from note to fund insurance premiums	32,160	-	32,160
Advances from related party	-	-	112,625
Payments on note payable	(31,352)	(75,000)	(98,658)
Proceeds from sale of common stock	-	-	6,655,889
Net cash provided (used) by financing activities	62,658	76,387	7,913,898

Net (decrease) increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$31,332	$76,693

NON CASH INVESTING AND FINANCING ACTIVITES
Note payable to related party converted to common stock	$-	-	$36,400

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

CellCyte Genetics Corporation (the “Company”) is in the development stage, as defined by Financial Accounting Standards Board (“FASB”) ASC 915, “Development Stage Entities”, and its efforts are principally devoted to the commercialization of its cell expansion technology. To date, the Company has not generated any sales revenues, has incurred ongoing operating expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2013, the Company has accumulated losses of $12,685,305.

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

 Cash and Cash Equivalents

The Company considers all highly liquid investments and short-term debt instruments with maturities of three months or less from date of purchase to be cash equivalents.  The Company had no cash or cash equivalents at December 31, 2013.

Income (Loss) per Share

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

The following table sets forth the calculation of basic and diluted earnings per share for the years ended December 31, 2013 and 2012. Basic and diluted earnings per share were the same for the year ended

December 31, 2013 as including common stock equivalents in the calculation of diluted earnings per share would have been anti-dilutive.

	2013	2012
Net income (loss)	$(164,038)	$585,827
Common shares outstanding – basic	82,329,481	82,329,481

Earnings per share – basic	$(0.00)	$0.01

Effect of dilutive securities
Options	-	6,461,538
Convertible notes	-	-

Common shares outstanding – diluted	82,329,481	88,791,019

Earnings per share – diluted	$(0.00)	$0.01

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred losses of $12,685,305 and used $5,394,365 in cash for operating activities from its inception through December 31, 2013. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Income Taxes

The Company follows the provisions of FASB ASC 740, “Income Taxes”, under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  The provisions of ASC 740 also require the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that the realization of such benefits is more likely than not.  To the extent that it is more likely than not that such benefits will not be received, the Company records a valuation allowance against the related deferred tax asset. Also, see Note 7 regarding additional income tax disclosures.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist. This guidance is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013. Early adoption and retrospective application are permitted. The Company expects to adopt ASU 2013-11 effective January 1, 2014 and does not expect this adoption to have a material impact on its financial condition, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, which amends ASC Topic 220, Comprehensive Income and requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that entities present either on the face of the income statement or as a separate note to the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income. If a component is not required to be reclassified to net income in its entirety, entities are required to cross reference to the related footnote for additional information. For public companies, the standard is effective for fiscal years and interim periods beginning after December 15, 2012. The Company adopted ASU 2013-02 on January 1, 2013 and this adoption did not have a material impact on the Company’s financial results or disclosures.

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

The Company has recorded no stock-based compensation expense during the years ended December 31, 2013 and 2012.

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

During the years ended December 31, 2013 and 2012, the Company recognized amortization expense in the amounts of $16,218 and $7,504, respectively, included in general and administrative expense.

Intellectual property was as follows as of December 31, 2013 and 2012:

	2013	2012
Patents	$70,002	$70,002
Accumulated amortization	(70,002)	(53,784)
Patents, net	$-	$16,218

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line basis over the assets’ estimated useful lives, which are generally three years for computer equipment, three to five years for office equipment, five to seven years for furniture, and five years for laboratory equipment. Tenant improvements are capitalized and amortized over the shorter of the lease term or their estimated useful life. Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $0 and $7,009, respectively. During the year ended December 31, 2012, the Company sold or disposed of equipment and supplies with no cost basis and no net book value for total proceeds of $1,985, resulting in a gain on disposal of $1,985.

Property and equipment were as follows as of December 31, 2013 and 2012:

	2013	2012
Laboratory equipment	$40,935	$40,935
Computer and office equipment	79,810	79,810
Accumulated depreciation and amortization	(120,745)	(120,745)
Property and equipment, net	$-	$-

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently rents office and lab space on a month-to-month basis.

Settlements

During the first quarter of 2012, the Company entered into negotiations with its previous landlord whereby it settled the entire amount of principal and interest outstanding on a promissory note for a final payment of $75,000. As a result of this settlement, the Company recorded a gain of $180,955 on the extinguishment of its debt to its landlord.

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 82,329,481 shares of its common stock at December 31, 2013 and December 31, 2012, respectively.

During the year ended December 31, 2013, the Company issued no shares of common stock in exchange for services.

Common Stock Warrants

The Company’s common stock purchase warrant activity for the years ended December 31, 2013 and December 31, 2012 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	919,230	$0.06	2.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2012	919,230	0.06	1.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2013	919,230	$0.06	0.62 years

Common Stock Options

Effective March 30, 2007, the Company adopted the 2007 Stock Option/Restricted Stock Plan (the “2007 Plan”). The purpose of the 2007 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants and to promote the success the Company’s business.  The number of shares approved for issuance under the 2007 Plan was 5,450,000 shares, of which 710,000 have been granted and are outstanding as of December 31, 2013.  If an award under the 2007 Plan should expire or become unexercisable for any reason and without having been exercised in full or surrendered pursuant to an option exchange program, then the shares that were subject to such expiration or unexercised award shall again become available for future grant under the 2007 Plan.  The 2007 Plan is administered by the Company’s Board of Directors or a committee appointed by the Board.   The term of the 2007 Plan is ten years from the date of its adoption by the Board.

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

Compensation for stock option awards is calculated using the Black-Scholes model, using the assumptions discussed in this note, and recognized over the vesting period.

During the year ended December 31, 2013, the Company issued no shares under either of its stock option plans.

The Company’s stock option activity under both the 2007 and 2009 Plans for the years ended December 31, 2013 and 2012 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	53,945,000	$0.069	3.63 years
Options granted	-	-
Options exercised	-	-
Options cancelled and expired	(775,000)	1.50
Balance, December 31, 2012	53,170,000	0.049	2.68 years
Options granted	-	-
Options exercised	-	-
Options cancelled and expired	(250,000)	0.400
Balance, December 31, 2013	52,920,000	$0.051	1.68 years

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

On March 16, 2014, the outstanding balance to Dr. Berninger was converted into a convertible promissory note bearing interest at 8% with all interest and principal due on March 15, 2019.

During the years ended December 31, 2013 and 2012, the Company incurred accounting expenses of $25,375 and $35,975, respectively, for services of a firm that is owned by one of the Company’s directors.  The accounts payable balance owed to this related party at December 31, 2013 was $65,900.

Convertible Promissory Notes

On December 23, 2009, an officer of the Company loaned $25,000 to the Company in exchange for a convertible promissory note and a warrant to purchase 150,000 shares of common stock. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on December 22, 2014. The fair market value of the warrants of $3,000 was recorded as a discount on the promissory note. During 2013 this officer advanced the Company an additional $18,250 to help fund operating costs. On November 5, 2013, all outstanding amounts to this officer, including accrued interest of $8,177 and an advance of $6,142 included in accrued expenses, were rolled into a new promissory note bearing interest at 8% and convertible into common stock at any time, at the option of the holder, at the exchange rate of

$0.01 per share. The outstanding balance on this convertible promissory note at December 31, 2013 was $56,969, net of unamortized discount of $600.

During the year ended December 31, 2013, a stockholder of the Company advanced a total of $43,600 under a convertible promissory note to help pay for certain operating and debt service costs. On November 5, 2013, all outstanding amounts to this stockholder, including accrued interest of $50,243 were rolled into a new promissory note bearing interest at 8% and convertible into common stock at any time, at the option of the holder, at the exchange rate of $0.01 per share. The outstanding balance on this convertible promissory note at December 31, 2013 was $398,886.

During the year ended December 31, 2013, the Company repaid a second stockholder of the Company a total of $1,887 under a convertible promissory note.  On November 5, 2013, all outstanding amounts to this stockholder, including accrued interest of $4,812 and an advance in the amount of $1,137 included in accrued expenses were rolled into a new promissory note bearing interest at 8% and convertible into common stock at any time, at the option of the holder, at the exchange rate of $0.01 per share. The outstanding balance on this convertible promissory note at December 31, 2013 was $21,633.

Stockholder Advances

During the year ended December 31, 2007 a stockholder of the Company paid various outstanding payables on behalf of the Company. As of December 31, 2013 the Company owed this stockholder $107,949.  These advances are unsecured, non-interest bearing with no set terms of repayment.

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

At December 31, 2013 and 2012 the Company had gross deferred tax assets calculated at an expected rate of 34% of approximately $4,305,000 and $4,249,000, respectively, principally arising from net operating loss carry-forwards and stock compensation for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance of $4,305,000 and $4,249,000 has been established at December 31, 2013 and 2012, respectively.

For the year ended December 31, 2012, the Company utilized approximately $585,000 of its net operating loss carryforwards to offset net taxable income for the year. This resulted in a reduction of the Company’s gross deferred tax asset and related valuation allowance in the amount of $199,000.

The significant components of the Company’s net deferred tax asset at December 31, 2013 and 2012 are as follows:

	2013	2012
Gross deferred tax asset:
Net operating loss carry forwards	$ 4,305,000	$ 4,249,000

Gross deferred tax liabilities:
Valuation allowance	(4,305,000)	(4,249,000)

Net deferred tax asset	$ -	$ -

At December 31, 2013 and 2012 the Company has net operating tax loss carry forwards of approximately $12,662,000 and $12,498,000, respectively, which will expire in the years 2025 through 2033.  The primary difference between net operating losses for financial statement and income tax purposes are permanent differences related to the accounting for meals and entertainment.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

The Company is currently delinquent on its tax filings.  If the Company does file an income tax return in the future, management believes that no penalties will be assessed, since there will be no tax liability.  The Internal Revenue Service (IRS) usually only assess penalties when taxes are owed.  The Company may not be able to claim the entire net operating losses disclosed above due to not filing tax returns in prior years.  Since the Company has not filed income tax returns, all tax years since the Company’s inception remain open to investigation by the IRS.

Note 8 – Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825-10-50 include prepaid expenses, accounts payable, accrued expenses, and notes payable.  All instruments are accounted for on a historical cost basis, which due to the short maturity of these financial instruments, approximates fair value at December 31, 2013.  The standards under ASC 820 define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements.  FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1- Observable inputs such as quoted prices in active markets;

Level 2- Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3- Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

As allowed by current financial reporting standards, the Company has elected not to implement fair value recognition and reporting for all non-financial assets and non-financial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually.