Form 10-Q
period 2014-06-30
CELLCYTE GENETICS CORP
filed 2014-08-19
CIK 1325279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   82,329,481 shares of common stock outstanding as of August 18, 2014.

- - 2 - -

CELLCYTE GENETICS CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended June 30, 2014

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2014 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 and other reports and documents we have filed with or furnished to the Securities and Exchange Commission.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited interim consolidated financial statements of CellCyte Genetics Corporation are included in this Quarterly Report on Form 10-Q:

Description	Page
Interim Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013:	5
Interim Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2014 and 2013 and for the period from January 4, 2005 (Date of Inception) to June 30, 2014:	6
Interim Consolidated Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013 and for the period from January 4, 2005 (Date of Inception) to June 30, 2014:	7
Condensed Notes to Interim Consolidated Financial Statements:	8

__________

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Prepaid expenses and deposits	$993	$9,033
Total Current Assets	993	9,033

OTHER ASSETS
Furniture and equipment, net of depreciation	-	-
Intellectual property, net of amortization and impairment	-	-
Total Other Assets	-	-

TOTAL ASSETS	$993	$9,033

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$144,389	$125,540
Accrued expenses	102,946	82,405
Due to related parties	117,949	140,704
Note payable - current portion	-	2,695
Total Current Liabilities	365,284	351,344

LONG TERM LIABILITIES
Convertible notes - related party	524,145	477,489
Total Long Term Liabilities	524,145	477,489

TOTAL LIABILITIES	889,429	828,833

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 525,000,000 shares authorized,
82,329,481 shares issued and outstanding, respectively	82,329	82,329
Additional paid in capital	11,734,022	11,734,022
Common stock purchase warrants	49,154	49,154
Deficit accumulated during development stage	(12,753,941)	(12,685,305)
Total Stockholders' Deficit	(888,436)	(819,800)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$993	$9,033

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		(January 4, 2005)
	June 30,		June 30,		to June 30,
	2014	2013	2014	2013	2014

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Consulting	-	-	-	-	1,678,107
General and administrative	3,100	13,964	15,145	26,426	2,679,008
Professional fees	22,140	24,990	32,848	38,295	1,975,884
Research, development and laboratory	-	-	-	-	1,296,619
Salaries and benefits	-	-	-	-	1,457,524
Stock-based compensation	-	-	-	-	3,025,776
Total Operating Expenses	25,240	38,954	47,993	64,721	12,112,918

LOSS FROM OPERATIONS	(25,240)	(38,954)	(47,993)	(64,721)	(12,112,918)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	32,513
Interest and finance charges	(10,609)	(9,856)	(20,643)	(19,362)	(390,771)
Impairment of intellectual property	-	-	-	-	(568,913)
Impairment of tenant improvements	-	-	-	-	(383,535)
Gain on extinguishment of debt	-	-	-	-	803,086
Gain on disposal of furniture and equipment	-	-	-	-	(133,403)
Total Other Income (Expense)	(10,609)	(9,856)	(20,643)	(19,362)	(641,023)

INCOME (LOSS) BEFORE TAXES	(35,849)	(48,810)	(68,636)	(84,083)	(12,753,941)

INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$(35,849)	$(48,810)	$(68,636)	$(84,083)	$(12,753,941)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES:
Basic	82,329,481	82,329,481	82,329,481	82,329,481
Diluted	82,329,481	82,329,481	82,329,481	82,329,481

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION
(a Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

			From Inception
	For the Six Months Ended		(January 4, 2005)
	June 30,		to June 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(68,636)	$(84,083)	$(12,753,940)
Adjustments to reconcile net loss to net cash used by
operating activities
Amortization of intellectual property	-	3,752	139,111
Depreciation of furniture and equipment	-	-	547,247
Stock-based compensation	-	-	3,025,776
Non-cash services	-	-	1,005,082
Amortization of discount on note	300	300	2,100
Warrant issued for legal services	-	-	46,154
Accounts payable paid with common stock	-	-	144,103
Non-cash beneficial conversion right	-	-	36,400
Non-cash impairment of intellectual property	-	-	568,913
Non-cash impairment of tenant improvements	-	-	383,535
Expenses paid by stockholder	-	-	32,755
Accrued interest converted to note payable	-	-	63,232
Accrued expense converted to note payable	-	-	7,279
Accrued interest reduced in settlement	-	-	1,385
Accounts payable written off	-	-	(569,812)
Accounts payable reduced in lease settlement	-	-	520,788
Gain on extinguishment of debt	-	-	(53,547)
Gain on disposal of furniture and equipment	-	-	135,388
Decrease (increase) in assets
Prepaid expenses and deposits	8,040	(15,711)	(265)
Increase (decrease) in liabilities
Accounts payable	18,850	34,140	579,199
Accrued interest	-	-	82,088
Accrued expenses	20,541	20,084	73,332
Net cash used by operating activities	(20,905)	(41,518)	(5,983,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition	-	-	(715,528)
Cash from sales of equipment	-	-	107,465
Furniture and equipment acquisiton, net	-	-	(1,327,070)
Cash acquired on reverse acquistion	-	-	1,429
Net cash provided (used) by investing activities	-	-	(1,933,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	23,601	28,500	1,232,483
Proceeds from convertible note allocated to warrant	-	-	3,000
Proceeds from note to fund insurance premiums	-	32,160	32,160
Advances from related party	-	-	112,625
Payments on note payable	(2,696)	(19,142)	(118,756)
Proceeds from sale of common stock	-	-	6,655,889
Net cash provided by financing activities	20,905	41,518	7,917,401

Net increase in cash and cash equivalents	-	-	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$50,142

NON CASH INVESTING AND FINANCING ACTIVITES
Note payable to related party converted to common stock	$-	$-	$36,400
Issuance of note for insurance	$-	$32,160	$69,000
Issuance of note in exchange for accounts payable	$-	$-	$275,000

See accompanying condensed notes to the interim consolidated financial statements

CELLCYTE GENETICS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

The Company follows the accounting guidance outlined in the Financial Accounting Standards Board Codification guidelines. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2014.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, which unless otherwise disclosed herein, consisting primarily of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred significant losses since inception and has not generated any revenues to date.  The future of the Company is dependent upon its ability to obtain sufficient financing, demonstration that its bioreactor device can satisfy the cell expansion requirements of research organizations which it has, or will have, collaboration agreements with, the willingness of the Company’s stock option holders to exercise their vested options and, ultimately, upon achieving future profitable operations.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014- 10 (“ASU 2014-10”), Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with incremental reporting requirements for development stage entities. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company expects to adopt ASU 2014-10 in the fourth quarter of 2014 and does not expect this adoption to have a material impact on its financial condition, results of operations or cash flows.

NOTE 2 – INTELLECTUAL PROPERTY

As of December 31, 2013, the Company had $70,002 of capitalized patents. Through June 30, 2014, the Company did not incur any additional costs for its intellectual property. The Company amortizes patents over the remaining life of the patents, which ranges from 7 to 17 years.

Intellectual property at June 30, 2014 and December 31, 2013 is as follows:

	June 30,	December 31,
	2014	2013
Patents	$70,002	$70,002
Accumulated amortization and impairment	(70,002)	(70,002)
Patents, net	$-	$-

NOTE 3 – PROPERTY AND EQUIPMENT

As of June 30, 2014 and December 31, 2013, the Company had a remaining, fully depreciated cost basis, of $120,745 in laboratory, computer and office equipment. During the six months ended June 30, 2014, the Company did not sell or otherwise dispose of any of its property and equipment.

Property and equipment as of June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013
Laboratory equipment	$40,935	$40,935
Computer and office equipment	79,810	79,810
Accumulated depreciation	(120,745)	(120,745)
Property and equipment, net	$-	$-

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company rents office and lab space on a month-to-month basis for approximately $1,000 per month.

NOTE 5 – CAPITAL STOCK

Common Stock

The Company has authorized 525,000,000 shares of its common stock, $0.001 par value. The Company had issued and outstanding 82,329,481 shares of its common stock at June 30, 2014 and December 31, 2013, respectively.

During the six month period ended June 30, 2014, the Company did not issue any shares of its common stock for services.

Common Stock Warrants

The Company did not issue any common stock purchase warrants during the six month period ended June 30, 2014. Warrants outstanding are as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2012	919,230	$0.06	1.62 years
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, December 31, 2013	919,230	0.06	0.62 years

Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	-	-
Balance, June 30, 2014	919,230	$0.06	0.12 years

Common Stock Options

The Company did not grant any stock options for shares of its common stock during the six months ended June 30, 2014. Stock options outstanding are as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2012	53,170,000	$0.049	2.68 years
Options granted	-	-
Options exercised	-	-
Options cancelled and expired	(250,000)	0.400
Balance, December 31, 2013	52,920,000	0.051	1.68 years
Options granted	-	-
Options exercised	-	-
Options cancelled and expired	(13,010,000)	0.07
Balance, June 30, 2014	39,910,000	$0.045	1.62 years

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

Common stock equivalents that were not included in diluted earnings per share at June 30, 2014 and 2013 are as follows:

	2014	2013
Stock options	39,910,000	52,920,000
Warrants	919,230	919,230
Convertible promissory notes	55,170,383	17,654,728
Common stock equivalents	95,999,613	71,493,958

NOTE 7 – RELATED PARTY TRANSACTIONS

Convertible Promissory Notes

On December 23, 2009, an officer of the Company loaned $25,000 to the Company in exchange for a convertible promissory note and a warrant to purchase 150,000 shares of common stock. The promissory note bears interest at the annual rate of eight percent and all interest and principal is due on December 22, 2014. The fair market value of the warrants of $3,000 was recorded as a discount on the promissory note. During 2013 this officer advanced the Company an additional $18,250 to help fund operating costs. On November 5, 2013, all outstanding amounts to this officer, including accrued interest of $8,177 and an advance of $6,142 included in accrued expenses, were rolled into a new promissory note bearing interest at 8% and convertible into common stock at any time, at the option of the holder, at the exchange rate of $0.01 per share. During the six months ended June 30, 2014, this officer advanced an additional amount of $9,490 for operating costs. The outstanding balance on this convertible promissory note at June 30, 2014 was $66,759, net of unamortized discount of $300.

During the year ended December 31, 2013, a stockholder of the Company advanced a total of $43,600 under a convertible promissory note to help pay for certain operating and debt service costs. On November 5, 2013, all outstanding amounts to this stockholder, including accrued interest of $50,243 were rolled into a new promissory note bearing interest at 8% and convertible into common stock at any time, at the option of the holder, at the exchange rate of $0.01 per share. During the six months ended June 30, 2014, this stockholder advanced an additional $9,490. The outstanding balance on this convertible promissory note at June 30, 2014 was $408,376.

During the year ended December 31, 2013, the Company repaid a second stockholder of the Company a total of $1,887 under a convertible promissory note.  On November 5, 2013, all outstanding amounts to this stockholder, including accrued interest of $4,812 and an advance in the amount of $1,137 included in accrued expenses were rolled into a new promissory note bearing interest at 8% and convertible into common stock at any time, at the option of the holder, at the exchange rate of $0.01 per share. During the six months ended June 30, 2014, this stockholder advanced an additional $621. The outstanding balance on this convertible promissory note at June 30, 2014 was $22,255.

On March 16, 2014, advances from a stockholder of the Company, in the amount of $22,755 were converted into a convertible promissory note bearing interest at 8% and convertible into common stock at any time, at the option of the holder, at the exchange rate of $0.01 per share. This promissory note is due and payable on March 15, 2019. In addition, during the six months ended June 30, 2014, this stockholder advanced an additional $4,000 to help cover operating costs. The outstanding balance on this convertible promissory note at June 30, 2014 was $26,755.

Stockholder Advances

During the year ended December 31, 2007 a stockholder of the Company paid various outstanding payables on behalf of the Company. As of June 30, 2014 the Company owed this stockholder $107,949.  These advances are unsecured, non-interest bearing with no set terms of repayment and are included on the balance sheet under Due to Related Party.

During the year ended December 31, 2008, two former officers, Gary Reys and Dr. Ronald Berninger, who were also members of the Company’s board of directors, advanced funds in the amounts of $10,000 and $16,290, respectively, for their defense of certain legal matters. During 2009, Dr. Berninger advanced an additional $6,465 for his defense. Under the Company’s Bylaws, the Company is required to provide for the legal defense of its officers and directors. These advances are included in due to related parties.

On March 16, 2014, the outstanding balance of $22,755 owed to Dr. Berninger was converted into a convertible promissory note.

NOTE 8 – SUBSEQUENT EVENTS

On July 19, 2014, warrants to purchase 769,230 shares of the Company’s common stock expired unexercised.

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

The following discussion of our plan of operations, results of operations and financial condition as of and for the six months ended June 30, 2014 should be read in conjunction with (i) our unaudited interim consolidated financial statements and related notes for the six months ended June 30, 2014 included in this Quarterly Report, and (ii) our Annual Report on Form 10-K for the year ended December 31, 2013, including our annual audited financial statements set forth therein.

Overview

We are a biotechnology company involved in the research and development of medical devices used for cell expansion and maintenance.

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

Over the next 12 months we anticipate that we will require an aggregate of $300,000 in cash and stock-based compensation to cover operating costs, including certain accounts payable, as follows:

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

(f)

$50,000 for salaries and consulting.

During the next 12 months we anticipate that we will generate minimal non-recurring engineering (NRE) service revenue and revenue from the sale and licensing of our incubator and bioreactor device technology.  We have no cash and cash equivalents and a working capital deficit of $364,291 at June 30, 2014. We presently do not have sufficient cash to fund our operations, and have curtailed substantially all activities, other than those called for by the execution of our Interim Operating Plan.

During the period covered by our Interim Operating Plan, we expect to fund our operations through a combination of the issuances of stock, including issuances of stock and stock options registered pursuant to an S-8 registration statement, as payment in-kind to our independent contractors, consultants and other service providers, and the issuance of convertible loans from current stockholders and other investors. However, there is no certainty that we will be able to obtain these loans on commercially reasonable terms or when needed, or that they will be sufficient to meet our cash requirements. Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses and debt service for the next 12 months and pursue our plan of operations.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.

The following table sets out our consolidated loss for the periods indicated:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
General and administrative	3,100	13,964
Professional fees	22,140	24,990
Operating loss	(25,240)	(38,954)
Other Expense, net	(10,609)	(9,856)
Net Loss	$ (35,849)	$ (48,810)

Revenues

We have had no operating revenues since our inception on January 4, 2005 to June 30, 2014.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

Our general and administrative expenses in the three months ended June 30, 2014 decreased to $3,100 from $13,964 for the same period of 2013. General and administrative costs consist primarily of insurance expense and office lease costs. The decrease is primarily related to our reduction in insurance expense.

Professional Fees

In the three months ended June 30, 2014, we incurred professional fees of $22,140, compared to $24,990 for the same period of 2013. Professional fees consist of contract accounting fees, audit and review fees, and legal representation.

Other Income (Expense)

In the three months ended June 30, 2014, other income (expense) was $(10,609), compared to $(9,856) for the same period in 2013. Other income (expense) consisted of interest expense for both periods.

Net Loss

As a result of the above, our net loss for the three months ended June 30, 2014 was $35,849 compared to a net loss of $48,810 for the same period of 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.

The following table sets out our consolidated loss for the periods indicated:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Unaudited)	(Unaudited)
Revenues	$ —	$ —
Operating Expenses
General and administrative	15,145	26,426
Professional fees	32,848	38,295
Operating loss	(47,993)	(64,721)
Other Income (Expense)	(20,643)	(19,362)
Net Loss	$ (68,636)	$ (84,083)

Revenues

We have had no operating revenues since our inception on January 4, 2005 to June 30, 2014.  We anticipate that we will not generate any revenues for so long as we are a development stage company.

General and Administrative Expenses

Our general and administrative expenses in the six months ended June 30, 2014 decreased to $15,145 from $26,426 for the same period of 2013. General and administrative costs consist primarily of insurance expense and office lease costs. The decrease is primarily related to a reduction of insurance expense.

Professional Fees

In the six months ended June 30, 2014, we incurred professional fees of $32,848, compared to $38,295 for the same period of 2013. The decrease is primarily related to a reduction in the activities of the contract accountants providing general operating support, and that audit fees and legal services have declined due to limited activities.

Other Income (Expense)

In the six months ended June 30, 2014, other income (expense) was $(20,643), compared to $(19,362) for the same period in 2013. Other income (expense) consisted of interest expense in for both periods.

Net Loss

As a result of the above, we had a net loss of $68,636 for the six months ended June 30, 2014, compared to a net loss of $84,083 for the same period of 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had no cash and a working capital deficit of $364,291.  Our planned expenditures over the next 12 months are expected to amount to approximately $300,000 and will exceed our cash reserves and working capital.  We presently do not have sufficient cash to fund our operations and have curtailed significantly all activities.

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

Cash Used in Operating Activities

Cash used in operating activities in the six months ended June 30, 2014 was $20,905, compared to $41,518 for the same period of 2013. In 2014 and 2013, operating activities used cash primarily for insurance, storage of our equipment, and payment to our outside auditors. We anticipate that cash used in operating activities will be limited over the balance of 2014 as we move forward with limited operations.  We have funded our operations primarily from the sale of excess laboratory equipment and from the issuance of our common stock, and expect to continue efforts to raise additional capital through the sale equipment and stock.

Cash Provided by Investing Activities

Investing activities generated no cash during the six months ended June 30, 2014 or 2013.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock and issuance of convertible promissory notes.  In the six months ended June 30, 2014, we had net proceeds of $20,905 consisting of advances under convertible promissory notes in the amount of $23,601, offset by note payments of $2,696. In 2013 we generated net cash of $41,518, consisting of advances under convertible promissory notes in the amount of $28,500, entering into a promissory note for our insurance premiums in the amount of $32,160, offset by $19,142 in payments on promissory notes.

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

Stock-Based Compensation

We account for our stock option plan primarily under the recognition and measurement principles of FASB ASC 718, “Compensation – Stock Compensation”. Accordingly, compensation cost has been recognized using the fair value method and expected term accrual requirements as prescribed in ASC 718. We recorded no stock-based compensation expense during the six months ended June 30, 2014 as none of the outstanding options vested during the period.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.

Controls And Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Principal Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2014.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company has not begun remediation efforts to correct the previously disclosed material weakness (as defined in Rule 13a-15(d) under the Exchange Act) reported on the Company’s Form 10-K filed for the period ended December 31, 2013 due to limited staffing and liquidity constraints.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

We are not currently a party to any legal proceedings.

Item 1A.

Risk Factors

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities

We did not issue any shares of our common stock during the six month period ended June 30, 2014.

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

CELLCYTE GENETICS CORPORATION
Dated: August 18, 2014. Per:	/s/ “John M. Fluke, Jr.” John M. Fluke, Jr. Interim Principal Executive Officer

__________